Form 10QSB
period 1996-03-31
MOUNTBATTEN INC
filed 1996-05-15
CIK 922597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934

For the transition period from            to             .
                               ----------    -----------

                         Commission file number 0-24638
                                                -------

                                MOUNTBATTEN, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Pennsylvania                                   23-2633708
- ---------------------------------             ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                     19004
- ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                 (610) 664-2259
                           ---------------------------
                           (Issuer's telephone number)


                                       n/a
              ----------------------------------------------------
              (Former name, former address, and former fiscal year
                          if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS:    State the number of shares outstanding
of each of the issuer's classes of common equity as of the latest practicable date:

        Class                                 Outstanding at April 30, 1996
- ------------------------------                -----------------------------

       Common Stock                                         2,528,530
 Par value $.001 per share

Transitional Small Business Disclosure Format (check one ) YES       NO   X
                                                               -----    -----

Part I. Financial Information
Item 1. Financial Statements

                        Mountbatten, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                 As of                      As of
                                                               March 31,                 December 31,
ASSETS                                                           1996                       1995
                                                               ---------                 ------------

Fixed maturities
At fair value (amortized cost, $6,915,952 and
$6,665,324 at March 31, 1996 and
December 31, 1995, respectively)                                $6,849,220               $6,685,900

Cash and cash equivalents                                          378,713                  755,639
Premiums receivable                                                762,303                  385,372
Reinsurance receivable                                             205,037                  205,037
Subrogation receivable                                             451,690                  393,999
Accrued investment income                                          134,258                   36,673
Property and equipment, net                                         54,828                   52,519
Deferred acquisition costs                                         311,985                  270,687
Prepaid reinsurance premiums                                        13,834                   39,166
Deferred tax asset                                                 143,282                  113,597
Other assets                                                       121,107                   59,318
                                                                ----------               ----------
           TOTAL ASSETS                                         $9,426,257               $8,997,907
                                                                ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses                       $670,917                 $602,265
Unearned premiums                                                  715,262                  621,403
Accrued expenses and other liabilities                             478,913                  246,592
Federal income taxes payable                                        39,647                  196,624
                                                                ----------               ----------

          TOTAL LIABILITIES                                      1,904,739                1,666,884
                                                                ----------               ----------
Shareholders' Equity

 Common stock, par value $.001 per share;
   authorized 20,000,000 shares; issued and
   and outstanding,  2,528,530 shares.                               2,529                    2,529
Additional paid in capital                                       6,762,934                6,762,934
Net unrealized (depreciation) appreciation, fixed
   maturities                                                     (44,043)                   13,580
Retained earnings                                                  800,098                  551,980
                                                                ----------               ----------

          TOTAL SHAREHOLDERS' EQUITY                             7,521,518                7,331,023
                                                                ----------               ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                     $9,426,257               $8,997,907
                                                                ==========               ==========

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)




                                                      Three months ended
                                                            March 31,
                                                       1996            1995
                                                   ----------        --------
Underwriting:
  Gross written premiums                           $1,615,039        $727,049
  Premiums ceded                                     (276,582)       (123,438)
                                                   ----------        --------

  Net written premiums                              1,338,457         603,611

  Change in unearned premium                          (93,859)        (42,254)
                                                   ----------        --------

  Net earned premiums                               1,244,598         561,357
                                                   ----------        --------

  Claims and claims adjustment expenses                87,121          40,262
  Commission expense                                  496,369         220,189
  Salaries and benefits                               224,698         172,079
  Professional fees                                    29,125          22,047
  Other operating expenses                            154,954          81,145
                                                   ----------        --------
                                                      992,267         535,722
                                                   ----------        --------

Underwriting income                                   252,331          25,635
                                                   ----------        --------

Other income (expense)
   Interest income                                     99,610          88,892
   Interest expense                                      -             (3,751)
                                                   ----------        --------

Income before income taxes                            351,941         110,776

Provision for income taxes                            103,823          37,665
                                                   ----------        --------

Net income                                           $248,118         $73,111
                                                   ==========        ========



Primary earnings per share:                             $0.10           $0.03

Weighted average shares outstanding                 2,603,605       2,584,878



    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                Three months ended March 31,
                                                                   1996                1995
                                                                ----------          --------
Operating activities:
   Net income                                                    $248,118             $73,111
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  4,191               2,970
     Change in:
        Premiums receivable                                      (376,931)             78,710
        Reinsurance receivable                                         -                    -
        Subrogation receivable                                    (57,691)            (33,764)
        Accrued investment income                                 (97,585)            (37,078)
        Unearned premiums                                          93,859              42,255
        Unpaid claims and claim adjustment
        expenses                                                   68,652              35,263
        Prepaid reinsurance premiums                               25,332             110,938
        Accrued expenses and other liabilities                    232,323             (33,349)
        Deferred acquisition costs                                (41,298)            (18,428)
        Deferred tax asset                                        (29,685)             (6,012)
        Federal income taxes payable                             (156,977)            (32,795)
        Other, net                                                (32,106)            (95,295)
                                                                 --------            --------

Net cash provided by (used in) operating activities              (119,798)             86,526
                                                                 --------            --------

Investing activities:
   Purchase of equipment                                           (6,500)            (15,886)
   Purchase of investments                                       (289,535)         (5,738,934)
   Maturities of investments                                       38,907           5,759,821
                                                                 --------            --------

Net cash provided by (used in) investing activities              (257,128)              5,001
                                                                 --------            --------

Net increase (decrease) in cash and cash equivalents             (376,926)             91,527

Cash and cash equivalents at beginning of period                  755,639             172,670
                                                                 --------            --------

Cash and cash equivalents at end of period                       $378,713            $264,197
                                                                 ========            ========

Supplemental disclosure of cash flow information:

The Company made payments of $260,800 during the three months ended March 31, 1996 for federal income taxes. Payments of $3,751 and $92,201 were made by the Company during the three months ended March 31, 1995 for interest and federal income taxes, respectively.

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations in February, 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, and the District of Columbia. In these states, the Surety Company underwrites primarily construction and performance bonds through independent agents and brokers. (Mountbatten together with the Surety Company are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements include the accounts of Mountbatten, Inc. ("the Company") and its wholly owned subsidiary, The Mountbatten Surety Company, Inc. ("the Surety Company"). These statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of the surety bond business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB dated March 19, 1996.


Statutory accounting principles:

The Surety Company follows accounting practices prescribed by the Insurance Department of the Commonwealth of Pennsylvania, which is a comprehensive basis of accounting other than GAAP. Accordingly, certain adjustments have been made in order to conform the consolidated financial statements to GAAP.


Revenue recognition:

Premiums are recognized as earned over the estimated period of bond performance or project completion, which is generally less than one year. Ceded reinsurance premiums are recognized on a similar basis. Unearned premiums represent the portion of net premiums applicable to the unexpired portion of the bond. The estimates are based primarily on management's understanding of a bonded project's stage of completion supplemented by historical completion patterns.


Cash equivalents:

Cash equivalents include highly liquid money market instruments with original maturities of three months or less.

Investments:

The Company invests in U.S. Treasury securities with maturities ranging from six months to five years. The Company's investments in debt securities are classified as available-for-sale. Accordingly, any changes in carrying value are reflected as adjustments to Shareholders' Equity.


Reinsurance receivable:

Reinsurance receivable is an estimate of amounts to be received from the Surety Company's reinsurer.


Subrogation receivable:

The Surety Company requires bond applicants to enter into an indemnity agreement which obligates the insured to reimburse the Surety Company for any claims paid and costs incurred that are related to the bond. Subrogation receivable represents amounts due to the Surety Company from bonded principals for claim costs incurred by the Surety Company after a failure of a bonded principal to fulfill a bonded obligation. The Company records subrogation receivable when costs associated with a bonded loss are incurred and it is probable that the costs will be recovered. Changes in estimates of subrogation receivable are credited or charged to income in the period in which they are determined and are included in claims and claim adjustment expenses.


Unpaid claims and claim adjustment expenses:

The reserve for claims and claim adjustment expenses is based on management's individual case estimates of the ultimate future payments to be made on reported claims and related expenses, and on estimates for incurred but not reported ("IBNR") claims. Claim reserve estimates are revised by management as new information becomes available. Changes in these estimates are charged or credited to income in the period in which they are determined. Claim adjustment expenses include costs associated directly with specific claims paid or in the process of settlement.


Note 3 - Income Taxes

         The Company files a consolidated income tax return with its wholly owned subsidiary, the Surety Company, and is a party to a tax sharing agreement with the Surety Company. The Company had a deferred tax asset of $143,282 and $113,597 at March 31, 1996 and December 31, 1995, respectively.


Note 4 - Shareholders' Equity

In January 1996, the Company granted incentive stock options to selected individuals to purchase 83,750 shares of common stock, consisting of 63,750 shares at an exercise price of $5.25 per share, vesting over a five year period and exercisable for a ten year period after the date of grant, and 20,000 shares at an exercise price of $5.78 per share, vesting over a five year period and exercisable for a five year period after the date of grant.

In January 1996, the Company granted non-qualified options to selected individuals to purchase 35,000 shares of common stock at an exercise price per share of $5.25. These options vest immediately and are exercisable for a ten year period after the date of grant.

Note 5 - Reinsurance

         Prior to November 1, 1995, the Company's reinsurance program provided three layers of reinsurance. Under the first layer, the Company retained 100% of each loss up to $150,000 and the reinsurer assumed the next $350,000, subject to a maximum annual recovery by the Company of the greater of 200% of annual ceded premium or $850,000. The second coverage layer provided $1.5 million of coverage on any loss in excess of the first $500,000 of loss, subject to a maximum annual recovery by the Company of $3 million. The third layer provided $2.5 million of coverage on any loss in excess of the first $2 million of loss, subject to a maximum annual recovery by the Company of $2.5 million.

         The reinsurance program provided that the Company would not write any bond exceeding $3 million or bonds on the same work program in favor of the principal exceeding $4.5 million in the aggregate. Under the treaty, the maximum bond duration could not exceed 24 months.

         Effective November 1, 1995, the Company secured a new reinsurance treaty that increased the maximum single bond limit to $5 million, and the work program aggregate to $7.5 million. Under the first layer of reinsurance, the maximum annual recovery by the Company increased from the greater of 200% of annual ceded premium or $850,000 to the greater of 250% of annual ceded premium or $2,250,000. Under the second layer of reinsurance, the maximum annual recovery by the Company increased from $3 million to $4.5 million. Under the third layer of reinsurance, the maximum annual recovery by the Company increased from $2.5 million to $5 million. In addition to the above, a fourth layer of reinsurance with an aggregate limit of $3 million of coverage on any loss in excess of the first $4.5 million was added. Under the new reinsurance program, the Company will retain 5% of all losses in the second layer up to a maximum of $75,000 per year.


Note 6 - Statutory Surplus and Dividend Restrictions

         The Surety Company is subject to minimum surplus requirements under the Commonwealth of Pennsylvania insurance laws and regulations. Under applicable Pennsylvania laws and regulations, the Surety Company is required to maintain a minimum of $1,125,000 of paid in capital. The maximum amount of dividends which can be paid by the Surety Company to shareholders without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus.

Note 7 - Unpaid Claims and Claim Adjustment Expenses and Reinsurance Receivable

         The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Unpaid claims and claim adjustment expenses of $670,917 at March 31, 1996, consist of case reserves totaling $281,623 and reserves for incurred but not reported ("IBNR") losses of $389,294.

Included in unpaid claims and claim adjustment expenses of $602,265 at December 31, 1995 are case reserves totaling $300,010 and IBNR reserves of $302,255.

The Company has reinsurance receivable at March 31, 1996 and December 31, 1995 of $205,037, consisting of $135,398 and $69,639 at March 31, 1996, and $129,199
and $75,838 at December 31, 1995 of paid and unpaid losses, respectively.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

         The Company's principal business activity is to underwrite surety bonds through its wholly owned subsidiary, the Surety Company. On September 11, 1992, the Surety Company was licensed by the Commonwealth of Pennsylvania Insurance Department to write surety bonds in that state. The Surety Company received its authority to write surety bonds on federally financed projects ("Treasury Listing" or "T-Listing") in May 1994. The following table sets forth information, chronologically, with respect to those states in which the Surety Company is presently licensed to write bonds:

State                                       Date of Admission
- -----                                       -----------------
Pennsylvania                                September 11, 1992
Delaware                                    July 13, 1994
Maryland                                    October 7, 1994
New Jersey                                  March 31, 1995
Virginia                                    August 17, 1995
District of Columbia                        September 1, 1995
New York                                    October 19, 1995
Ohio                                        November 28, 1995
Kentucky                                    April 26, 1996

In addition, the Surety Company has applied for a license to underwrite bonds in Indiana, and anticipates filing license applications in various other states.


Results of Operations

         Three months ended March 31, 1996 compared to three months ended March 31, 1995: During the three month period ended March 31, 1996, the Surety Company generated $1,615,039 of gross written premiums, compared to $727,049 of gross written premiums during the three month period ended March 31, 1995, representing an increase of $887,990 or 122%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the Pennsylvania, New Jersey, Delaware, Maryland and Virginia markets. Because the Surety Company became licensed in the District of Columbia, New York and Ohio relatively late in 1995, its expansion in these markets did not significantly impact gross written premiums during the 1996 period.

         For the three months ended March 31, 1996, gross ceded reinsurance premiums totaled $276,582, representing approximately 17.1% of gross written premiums. For the three months ended March 31, 1995, gross ceded reinsurance premiums totaled $123,438, representing approximately 17% of gross written premiums. The increase in ceded reinsurance premiums from the 1995 period to the 1996 period was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements.

         Effective November 1, 1995, the Company secured a new reinsurance treaty that increased the Company's maximum single bond limit and work program aggregate limit from $3 million and $4.5 million, respectively, to $5 million and $7.5 million, respectively. In addition, the Company's reinsurance coverage limits and reinstatements were increased. Under its new reinsurance program, ceded reinsurance premiums are expected to represent approximately 17.1% of gross written premiums.

         For the three months ended March 31, 1996, claims and claim adjustment expenses incurred were $87,121 compared to $40,262 for the three months ended March 31, 1995. The increase in claim and claims adjustment expenses in 1996 (net of subrogation receivable from the bonded principals or the owners of the projects) relates primarily to increases in incurred but not reported ("IBNR") reserves. The increase in IBNR reserves relates primarily to the increase in gross written premiums.

         A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established case reserves of $281,623 to provide for future claims and claim adjustment expense payments.

         For the three months ended March 31, 1996, commission expenses were $496,369, representing approximately 31% of gross written premiums, compared to $220,189, or approximately 30% of gross written premiums, for the three months ended March 31, 1995. The increase in commission expenses in 1996 relates primarily to the increase in gross written premiums.

         For the three month periods ended March 31, 1996 and 1995, the Company incurred salary and benefits costs of $224,698 and $172,079, respectively. The increase in salary and benefit costs in 1996 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation for these personnel.

         For the three months ended March 31, 1996, the Company incurred $29,125 for professional services and $154,954 for other operating expenses, compared to $22,047 and $81,145, respectively, for the similar period in 1995. This increase reflects legal, accounting, auditing, and various other expenses associated with the Company's status as a public company and the associated regulatory reporting obligations, in addition to compliance with licensure and tax requirements in the various states in which the Company is licensed, the licensing of additional agents, and the infrastructure changes required to support the Company's current and expected future increased level of gross written premiums.

         For the three month periods ended March 31, 1996 and 1995, the Company generated $99,610 and $88,892, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The increase in interest income in 1996 may be attributed to variances in both the level of invested funds as well as their respective yields. On December 29, 1995 the Company sold all of its U.S. government securities having original maturities of less than one year, and reinvested the proceeds of $4,635,219 in a U.S. government security maturing in November 2000 with an effective yield to maturity of 5.44%.

         Net income for the three months ended March 31, 1996 was $248,118, as compared to $73,111 for the three months ended March 31, 1995, an increase of $175,007.


Seasonality

         Because most of the Surety Company's premiums are generated on construction related bonds, and are associated with jobs primarily in mid-atlantic states, the Surety Company's business has been seasonal. Accordingly, operating results have varied from quarter to quarter, with premium levels lowest from November to March. Seasonality is expected to have less of an effect on premium activity as the Surety Company becomes licensed in states having more temperate climates.


Liquidity and Capital Resources

         Operations of the Surety Company have been financed by contributions from the Company, principally from the sale of common stock by the Company. Costs incurred by the Company are shared with the Surety Company under a services agreement which provides for the Surety Company to reimburse the Company for costs paid by the Company which are deemed to benefit the Surety Company. While the Surety Company has paid no dividends in the past, it may elect to do so in the future, subject to the dividend restrictions of the Commonwealth of Pennsylvania insurance laws and regulations. The Company expects to maintain a high level of liquidity through, among other things, the continued investment in U.S. government securities.

         During 1995, approximately $706,000 of the Company's cash and investment portfolio was converted to U.S. Treasury Notes in conjunction with the final licensure requirements of the Commonwealth of Virginia and the State of New York. In April 1996, an additional $515,000 of the Company's cash and investment portfolio was restricted in conjuction with the final licensure requirements of the Commonwealth of Kentucky. Management anticipates that additional "deposit" requirements will be required to be satisfied in those states in which the Surety Company intends to seek a license to write surety bonds.

         The Company had approximately $7,228,000 of investments and cash equivalents at March 31, 1996, and approximately $7,442,000 of investments and cash equivalents at December 31, 1995. The Company's anticipated expansion plans and its status as a public company will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure as discussed above, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

         The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $7,266,000 at March 31, 1996, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

                           PART II: OTHER INFORMATION

Item 2. Changes in Securities.

         The Company's Articles of Incorporation were amended to eliminate cumulative voting by shareholders in elections for directors. The amendment was approved by the Company's shareholders at the Company's annual meeting of shareholders on April 30, 1996.

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on April 30, 1996. The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for director, are set forth as follows:

          1.       The following persons were elected as directors:

Name of Nominee            No. of Votes "For"           No. of Votes "Withheld"
- ---------------            ------------------           -----------------------

Kenneth L. Brier           9,087,248                    6,800
                           -----------------            -----
Ted A. Drauschak           9,087,248                    6,800
                           -----------------            -----
J. Michael Adams           9,087,248                    6,800
                           -----------------            -----
Thomas P. Garry            9,087,248                    6,800
                           -----------------            -----

          2. The proposal to elect of Price Waterhouse LLP as auditors for the Company for 1996:

                           For        2,266,012
                           Against    7,500
                           Abstain    0

          3. The proposal to adopt the Company's Equity Incentive Plan for Key Employees:

                           For             1,503,318
                           Against         29,100
                           Abstain         22,800
                           Broker
                             non-votes     718,294

          4. The proposal to adopt the Company's Equity Incentive Plan for Outside Directors:

                           For             1,492,018
                           Against         38,600
                           Abstain         24,600
                           Broker
                             non-votes     718,294

          5. The proposal to amend the Company's Articles of Incorporation to eliminate cumulative voting by shareholders in elections for directors:

                           For            1,512,418
                           Against        39,900
                           Abstain        2,900
                           Broker
                             non-votes    718,294

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit 3.2 Amended and Restated Articles of Incorporation of the Registrant, as amended

         Exhibit 3.3 By-laws of Registrant (incorporated by reference to Exhibit
         3.3 of Registrant's Form SB - 2 Registration Statement No. 33-78336 declared effective September 1, 1994)

         Exhibit 11.  Computation of Earnings per Share

         Exhibit 27 Financial Data Schedule

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the period for which this report is filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 14, 1996                     MOUNTBATTEN, INC.




                                 By /s/ Kenneth L. Brier
                                 ----------------------------------
                                 Kenneth L. Brier
                                 President and Chief Executive Officer
                                 (principal executive officer)




                                 By /s/ Joel D. Cooperman
                                 ----------------------------------
                                 Joel D. Cooperman
                                 Vice President, Finance, Treasurer, and
                                 Chief Financial Officer
                                 (principal financial and accounting officer)

                                  Exhibit Index

Exhibit No.       Description of Exhibit
- -----------       ----------------------


3.2               Amended and Restated Articles of Incorporation of the
                  Registrant, as amended

3.3 By-laws of Registrant (incorporated by reference to Exhibit 3.3 of Registrant's Form SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994)

11                Computation of Eanings per Share

27                Financial Data Schedule