Form 10QSB
period 1996-06-30
MOUNTBATTEN INC
filed 1996-08-14
CIK 922597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB

(Mark One)

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended June 30, 1996


____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from __________to __________.

                         Commission file number 0-24638

                                MOUNTBATTEN, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

Pennsylvania                                             23-2633708
- ------------                                             ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                   19004
- -------------------------                                 ---------
(Address of principal executive offices)                  (Zip Code)

                                 (610) 664-2259
                                 --------------
                           (Issuer's telephone number)

                           ___________n/a_____________
              (Former name, former address, and former fiscal year
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No
____

APPLICABLE ONLY TO CORPORATE ISSUERS:
         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

             Class                              Outstanding at August 6, 1996
- --------------------------------                -----------------------------
         Common Stock                                      2,528,530
   Par value $.001 per share

         Transitional Small Business Disclosure Format (check one ) YES__ NO _X_

Part I. Financial Information
Item 1. Financial Statements

                        Mountbatten, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                        As of          As of
                                                       June 30,     December 31,
ASSETS                                                   1996          1995
                                                         ----          ----

Fixed maturities
At fair value (amortized cost, $6,675,433 and
$6,665,324 at June 30, 1996 and
December 31, 1995, respectively)                     $6,581,007      $6,685,900

Cash and cash equivalents                               843,214         755,639
Premiums receivable                                   1,094,290         385,372
Reinsurance receivable                                  227,483         205,037
Subrogation receivable                                  410,561         393,999
Accrued investment income                                69,094          36,673
Property and equipment, net                              63,444          52,519
Deferred acquisition costs                              370,962         270,687
Prepaid reinsurance premiums                                 --          39,166
Deferred tax asset                                      152,698         113,597
Other assets                                             90,414          59,318
                                                     ----------      ----------
           TOTAL ASSETS                              $9,903,167      $8,997,907
                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses            $955,882        $602,265
Unearned premiums                                       849,301         621,403
Reinsurance premium payable                             129,895              --
Accrued expenses and other liabilities                   77,273         246,592
Federal income taxes payable                             86,384         196,624
                                                     ----------      ----------
          TOTAL LIABILITIES                           2,098,735       1,666,884
                                                     ----------      ----------
Shareholders' Equity

Common stock, par value $.001 per share;
   authorized 20,000,000 shares; issued and
   and outstanding,  2,528,530 shares.                    2,529           2,529
Additional paid in capital                            6,762,934       6,762,934
Net unrealized (depreciation) appreciation, fixed
   maturities                                           (62,321)         13,580
Retained earnings                                     1,101,290         551,980
                                                     ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY                  7,804,432       7,331,023
                                                     ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                          $9,903,167      $8,997,907
                                                     ==========      ==========

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                          Six months ended
                                                              June 30,
                                                       1996             1995
                                                       ----             ----
Underwriting:
  Gross written premiums                            $3,927,260       $1,796,016
  Premiums ceded                                      (671,561)        (281,638)
                                                    ----------       ----------
  Net written premiums                               3,255,699        1,514,378

  Change in unearned premium                          (227,898)        (105,980)
                                                    ----------       ----------
  Net earned premiums                                3,027,801        1,408,398
                                                    ----------       ----------
  Claims and claims adjustment expenses                414,391           76,666
  Commission expense                                 1,127,531          531,120
  Salaries and benefits                                480,040          359,491
  Professional fees                                     79,060           57,112
  Other operating expenses                             329,684          207,282
                                                    ----------       ----------
                                                     2,430,706        1,231,671
                                                    ----------       ----------
Underwriting income                                    597,095          176,727

Other income (expense)
   Interest income                                     197,775          195,273
   Interest expense                                         --           (4,517)
                                                    ----------       ----------
Income before income taxes                             794,870          367,483

Provision for income taxes                             245,560          124,944
                                                    ----------       ----------
Net ine                                               $549,310         $242,539
                                                    ==========       ==========

Primary earnings per share:                              $0.21            $0.09

Weighted average shares outstanding                  2,638,595        2,576,410

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three months ended
                                                             June 30,
                                                       1996             1995
                                                       ----             ----
Underwriting:
  Gross written premiums                            $2,312,221       $1,068,967
  Premiums ceded                                      (394,979)        (158,200)
                                                    ----------       ----------
  Net written premiums                               1,917,242          910,767

  Change in unearned premium                          (134,039)         (63,725)
                                                    ----------       ----------
  Net earned premiums                                1,783,203          847,042
                                                    ----------       ----------
  Claims and claims adjustment expenses                327,269           36,404
  Commission expense                                   631,163          310,931
  Salaries and benefits                                255,342          187,412
  Professional fees                                     49,935           35,065
  Other operating expenses                             174,729          126,138
                                                    ----------       ----------
                                                     1,438,438          695,950
                                                    ----------       ----------
Underwriting income                                    344,765          151,092

Other income (expense)
   Interest income                                      98,166          106,381
   Interest expense                                         --             (766)
                                                    ----------       ----------
Income before income taxes                             442,931          256,707

Provision for income taxes                             141,738           87,280
                                                    ----------       ----------
Net income                                            $301,193         $169,427
                                                    ==========       ==========
Primary earnings per share:                              $0.11            $0.07

Weighted average shares outstanding                  2,673,584        2,576,410

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                       Six months ended June 30,
                                                       -------------------------
                                                          1996           1995
                                                          ----           ----
Operating activities:
  Net income                                            $549,310       $242,539
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                          9,752          6,310
    Change in:
       Premiums receivable                              (708,918)        30,328
       Reinsurance receivable                            (22,446)           --

       Subrogation receivable                            (16,562)       (87,339)
       Accrued investment income                         (32,421)       (52,670)
       Unearned premiums                                 227,898        105,980
       Unpaid claims and claim adjustment
       expenses                                          353,617         55,832
       Prepaid reinsurance premiums                      169,061         19,568
       Accrued expenses and other liabilities           (169,319)       (21,024)
       Deferred acquisition costs                       (100,275)       (46,466)
       Deferred tax asset                                (39,101)          (853)
       Federal income taxes payable                     (110,240)       (26,857)
       Other, net                                          8,004        (66,755)
                                                      ----------     ----------
Net cash provided by (used in) operating activities      118,360        158,593
                                                      ----------     ----------
Investing activities:
  Purchase of equipment                                  (20,677)       (20,108)
  Purchase of investments                               (286,295)    (9,652,455)
  Maturities of investments                              276,187      9,878,891
                                                      ----------     ----------
Net cash provided by (used in) investing activities      (30,785)       206,328
                                                      ----------     ----------
Financing activities:
  Repayment of note payable                                   --       (170,000)
                                                      ----------     ----------
Net cash (used in) financing activities                        0       (170,000)

Net increase in cash and cash equivalents                 87,575        194,921

Cash and cash equivalents at beginning of period         755,639        172,670
                                                      ----------     ----------
Cash and cash equivalents at end of period              $843,214       $367,591
                                                      ==========     ==========
Supplemental disclosure of cash flow information:

The Company made payments of $355,800 during the six months ended June 30, 1996 for federal income taxes. Payments of $4,517 and $151,801 were made by the Company during the six months ended June 30, 1995 for interest and federal income taxes, respectively.

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations in February, 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, and the District of Columbia. In these jurisdictions, the Surety Company underwrites primarily construction and performance bonds through independent agents and brokers. (Mountbatten together with the Surety Company are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements include the accounts of Mountbatten, Inc. ("the Company") and its wholly owned subsidiary, The Mountbatten Surety Company, Inc. ("the Surety Company"). These statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of the surety bond business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Operating results for the six and three month periods ended June 30, 1996 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB dated March 19, 1996, for the year ended December 31, 1995.

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

Note 3 - Income Taxes

         The Company files a consolidated income tax return with its wholly owned subsidiary, the Surety Company, and is a party to a tax sharing agreement with the Surety Company. The Company had a deferred tax asset of $152,698 and $113,597 at June 30, 1996 and December 31, 1995, respectively.

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

In January 1996, the Company granted non-qualified options to selected individuals to purchase 35,000 shares of common stock at an exercise price per share of $5.25. These options became vested in July 1996 and are exercisable for a ten year period after the date of grant.

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

Note 7 - Unpaid Claims and Claim Adjustment Expenses and Reinsurance Receivable

         The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Unpaid claims and claim adjustment expenses of $955,882 at June 30, 1996, consist of case reserves totaling $396,344 and reserves for IBNR losses of $559,538.

Included in unpaid claims and claim adjustment expenses of $602,265 at December 31, 1995 are case reserves totaling $300,010 and IBNR reserves of $302,255.

The Company has reinsurance receivable at June 30, 1996 and December 31, 1995 of $227,483 and $205,037, respectively, consisting of $178,483 and $49,000, at June 30, 1996, and $129,199 and $75,838 at December 31, 1995 of paid and unpaid losses, respectively.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         The Company's principal business activity is to underwrite surety bonds through its wholly owned subsidiary, the Surety Company. On September 11, 1992, the Surety Company was licensed by the Commonwealth of Pennsylvania Insurance Department to write surety bonds in that state. The Surety Company received its authority to write surety bonds on federally financed projects ("Treasury Listing" or "T-Listing") in May 1994. The following table sets forth information, chronologically, with respect to jurisdictions in which the Surety Company is presently licensed to write bonds:

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

In addition, the Surety Company has applied for a license to underwrite bonds in Indiana, North Carolina, South Carolina, Tennessee and Connecticut, and anticipates filing license applications in various other states.

Results of Operations

         Six months ended June 30, 1996 compared to Six months ended June 30, 1995: During the six-month period ended June 30, 1996, the Surety Company generated $3,927,260 of gross written premiums, compared to $1,796,016 of gross written premiums during the six-month period ended June 30, 1995, representing an increase of $2,131,244 or 119%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the Pennsylvania, New Jersey, Delaware, Maryland and Virginia markets. Because the Surety Company became licensed in the District of Columbia, New York and Ohio relatively late in 1995, and Kentucky in April 1996, its expansion in these markets did not significantly impact gross written premiums during the 1996 period.

         For the six months ended June 30, 1996, gross ceded reinsurance premiums totaled $671,561, representing approximately 17.1% of gross written premiums. For the six months ended June 30, 1995, gross ceded reinsurance premiums totaled $281,638, representing approximately 15.7% of gross written premiums. The increase in ceded reinsurance premiums from the 1995 period to the 1996 period was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements.

         Effective November 1, 1995, the Company secured a new reinsurance treaty that increased the Company's maximum single bond limit and work program aggregate limit from $3 million and $4.5 million, respectively, to $5 million and $7.5 million, respectively. In addition, the Company's reinsurance coverage limits and reinstatements were increased. Under its new reinsurance program, ceded reinsurance premiums represent approximately 17.1% of gross written premiums.

         For the six months ended June 30, 1996, claims and claim adjustment expenses incurred were $414,391 compared to $76,666 for the six months ended June 30, 1995. The increase in claim and claims adjustment expenses in 1996 relates primarily to increases in incurred but not reported ("IBNR") reserves. The increase in IBNR reserves relates primarily to the increase in gross written premiums.

         A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established case reserves of $396,344 to provide for future claims and claim adjustment expense payments.

         For the six months ended June 30, 1996, commission expenses were $1,127,531, representing approximately 29% of gross written premiums, compared to $531,120, or approximately 30% of gross written premiums, for the six months ended June 30, 1995. The increase in commission expenses in 1996 relates primarily to the increase in gross written premiums.

         For the six-month periods ended June 30, 1996 and 1995, the Company incurred salary and benefits costs of $480,040 and $359,491, respectively. The increase in salary and benefit costs in 1996 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

         For the six months ended June 30, 1996, the Company incurred $79,060 for professional services and $329,684 for other operating expenses, compared to $57,112 and $207,282, respectively, for the similar period in 1995. This increase reflects legal, accounting, auditing, and various other expenses associated with the Company's status as a public company and the associated regulatory reporting obligations, in addition to compliance with licensure and tax requirements in the various states in which the Company is licensed, the licensing of additional agents, and the infrastructure changes required to support the Company's current and expected future increased level of gross written premiums in a greater number of markets.

         For the six-month periods ended June 30, 1996 and 1995, the Company generated $197,775 and $195,273, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The slight increase in interest income in 1996 is the result of variances in both the level of invested funds as well as their respective yields. On December 29, 1995 the Company sold primarily all of its U.S. government securities having original maturities of less than one year, and reinvested the proceeds of $4,635,219 in a U.S. government security maturing in November 2000 with an effective yield to maturity of 5.44%.

         Net income for the six months ended June 30, 1996 was $549,310, as compared to $242,539 for the six months ended June 30, 1995, an increase of $306,771, or 126%.

         Three months ended June 30, 1996 compared to Three months ended June 30, 1995: During the three-month period ended June 30, 1996, the Surety Company generated $2,312,221 of gross written premiums, compared to $1,068,967 of gross written premiums during the three-month period ended June 30, 1995, representing an increase of $1,243,254 or 116%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the Pennsylvania, New Jersey, Delaware, Maryland and Virginia markets. Because the Surety Company became licensed in the District of Columbia, New York and Ohio relatively late in 1995, and Kentucky in April 1996, its expansion in these markets did not significantly impact gross written premiums during the 1996 period.

         For the three months ended June 30, 1996, gross ceded reinsurance premiums totaled $394,979, representing approximately 17.1% of gross written premiums. For the three months ended June 30, 1995, gross ceded reinsurance premiums totaled $158,200, representing approximately 14.8% of gross written premiums. The increase in ceded reinsurance premiums from the 1995 period to the 1996 period was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements.

         Effective November 1, 1995, the Company secured a new reinsurance treaty that increased the Company's maximum single bond limit and work program aggregate limit from $3 million and $4.5 million, respectively, to $5 million and $7.5 million, respectively. In addition, the Company's reinsurance coverage limits and reinstatements were increased. Under its new reinsurance program, ceded reinsurance premiums represent approximately 17.1% of gross written premiums.

         For the three months ended June 30, 1996, claims and claim adjustment expenses incurred were $327,269 compared to $36,404 for the three months ended June 30, 1995. The increase in claim and claims adjustment expenses in 1996 relates primarily to increases in IBNR and a case reserve. The increase in IBNR reserves relates primarily to the increase in gross written premiums.

         A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established case reserves of $396,344 to provide for future claims and claim adjustment expense payments.

         For the three months ended June 30, 1996, commission expenses were $631,163, representing approximately 27% of gross written premiums, compared to $310,931, or approximately 29% of gross written premiums, for the three months ended June 30, 1995. The increase in commission expenses in 1996 relates primarily to the increase in gross written premiums.

         For the three-month periods ended June 30, 1996 and 1995, the Company incurred salary and benefits costs of $255,342 and $187,412, respectively. The increase in salary and benefit costs in 1996 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

         For the three months ended June 30, 1996, the Company incurred $49,935 for professional services and $174,729 for other operating expenses, compared to $35,065 and $126,138, respectively, for the similar period in 1995. This increase reflects legal, accounting, auditing, and various other expenses associated with the Company's status as a public company and the associated regulatory reporting obligations, in addition to compliance with licensure and tax requirements in the various states in which the Company is licensed, the licensing of additional agents, and the infrastructure changes required to support the Company's current and expected future increased level of gross written premiums in a greater number of markets.

         For the three-month periods ended June 30, 1996 and 1995, the Company generated $98,166 and $106,381, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The decrease in interest income in 1996 is primarily the result of a decline in investment yields. On December 29, 1995 the Company sold all of its U.S. government securities having original maturities of less than one year, and reinvested the proceeds of $4,635,219 in a U.S. government security maturing in November 2000 with an effective yield to maturity of 5.44%.

         Net income for the three months ended June 30, 1996 was $301,193, as compared to $169,427 for the three months ended June 30, 1995, an increase of $131,766, or 78%.

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

         The Company had approximately $7,424,221 of investments and cash equivalents at June 30, 1996, and approximately $7,441,539 of investments and cash equivalents at December 31, 1995. The Company's anticipated expansion plans and its status as a public company will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure as discussed above, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

         The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $7,246,419 at June 30, 1996, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on April 30, 1996. The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for director, are set forth as follows:

         1.       The following persons were elected as directors:

Name of Nominee            No. of Votes "For"           No. of Votes "Withheld"
- ---------------            ------------------           -----------------------
Kenneth L. Brier           9,087,248                          6,800
                           -----------------                  -----
Ted A. Drauschak           9,087,248                          6,800
                           -----------------                  -----
J. Michael Adams           9,087,248                          6,800
                           -----------------                  -----
Thomas P. Garry            9,087,248                          6,800
                           -----------------                  -----

         2. The proposal to elect of Price Waterhouse LLP as auditors for the Company for 1996:

                For        2,266,012
                           -----------------
                Against    7,500
                           -----------------
                Abstain    0

         3. The proposal to adopt the Company's Equity Incentive Plan for Key Employees:

                For        1,503,318
                           -----------------
                Against    29,100
                           -----------------
                Abstain    22,800
                           -----------------
                Broker
                 non-votes 718,294
                           -----------------

         4. The proposal to adopt the Company's Equity Incentive Plan for Outside Directors:

                For        1,492,018
                           -----------------
                Against    38,600
                           -----------------
                Abstain    24,600
                           -----------------
                Broker
                 non-votes 718,294
                           -----------------

         5. The proposal to amend the Company's Articles of Incorporation to eliminate cumulative voting by shareholders in elections for directors:

                For        1,512,418
                           -----------------
                Against    39,900
                           -----------------
                Abstain    2,900
                           -----------------
                Broker
                 non-votes 718,294
                           -----------------

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit 3.2 Amended and Restated Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-QSB report for the quarter ended March 31, 1996)

         Exhibit 3.3 By-Laws of Registrant (incorporated by reference to Exhibit
         3.3 of Registrant's Form SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994)

         Exhibit 11.  Computation of Earnings per Share

         Exhibit 27 Financial Data Schedule

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the period for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 12, 1996                            MOUNTBATTEN, INC.



                                By  /s/ Kenneth L. Brier
                                    --------------------------------------------
                                    Kenneth L. Brier
                                    President and Chief Executive Officer
                                    (principal executive officer)




                                By  /s/ Joel D. Cooperman
                                    --------------------------------------------
                                    Joel D. Cooperman
                                    Vice President, Finance, Treasurer, and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  Exhibit Index

Exhibit No.       Description of Exhibit
- -----------       ----------------------
3.2               Amended and Restated Articles of Incorporation of Registrant,
                  as amended (incorporated by reference to Exhibit 3.2 of Registrant's Form 10-QSB report for the quarter ended
                  March 31, 1996)

3.3 By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of Registrant's Form SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994)

11                Computation of Earnings per Share

27                Financial Data Schedule