Form 10-Q
period 1996-09-30
MOUNTBATTEN INC
filed 1996-11-13
CIK 922597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                   FORM 10-QSB

(Mark One)

__X__ QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

                         Commission file number 0-24638
                                                -------

                                MOUNTBATTEN, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                     23-2633708
---------------------------------             --------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                   19004
---------------------------                               ----------
(Address of principal executive offices)                  (Zip Code)

                                 (610) 664-2259
                           ---------------------------
                           (Issuer's telephone number)

                                      n/a
                           ---------------------------
              (Former name, former address, and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__ No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


                Class                           Outstanding at October 23, 1996
          ------------------------              -------------------------------

         Common Stock                                      2,528,530
         Par value $.001 per share

   Transitional Small Business Disclosure Format (check one) YES ____ NO __X__

Part I. Financial Information
Item 1. Financial Statements

                        Mountbatten, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                                                            As of                       As of
                                                                        Septbember 30,              December 31,
    ASSETS                                                                  1996                        1995
                                                                            ----                        ----
                                                                           (unaudited)
    Fixed maturities
    At fair value (amortized cost, $7,143,598 and
    $6,665,324 at September 30, 1996 and
    December 31, 1995, respectively)                                     $7,063,325                  $6,685,900

    Cash and cash equivalents                                             1,311,338                      755,639
    Premiums receivable                                                   1,125,636                      385,372
    Reinsurance receivable                                                   56,471                      205,037
    Subrogation receivable                                                  572,497                      393,999
    Accrued investment income                                               152,970                       36,673
    Property and equipment, net                                              64,186                       52,519
    Deferred acquisition costs                                              433,872                      270,687
    Prepaid reinsurance premiums                                                  -                       39,166
    Deferred tax asset                                                      147,886                      113,597
    Other assets                                                             20,459                       59,318
                                                                        -----------                   ----------
               TOTAL ASSETS                                             $10,948,640                   $8,997,907
                                                                        ===========                   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities:

    Unpaid claims and claim adjustment expenses                          $1,120,839                     $602,265
    Unearned premiums                                                       992,280                      621,403
    Reinsurance premium payable                                             202,748                            -
    Accrued expenses and other liabilities                                  126,425                      246,592
    Federal income taxes payable                                            232,752                      196,624
                                                                        -----------                   ----------

              TOTAL LIABILITIES                                           2,675,044                    1,666,884
                                                                        -----------                   ----------

    Shareholders' Equity

    Common stock, par value $.001 per share;
       authorized 20,000,000 shares; issued and
       and outstanding,  2,528,530 shares.                                    2,529                        2,529
    Additional paid in capital                                            6,762,934                    6,762,934
    Net unrealized (depreciation) appreciation, fixed
    maturities                                                              (52,980)                      13,580
    Retained earnings                                                     1,561,113                      551,980
                                                                        -----------                   ----------

              TOTAL SHAREHOLDERS' EQUITY                                  8,273,596                    7,331,023
                                                                        -----------                   ----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                                         $10,948,640                   $8,997,907
                                                                        ===========                   ==========

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)




                                                                          Nine months ended
                                                                             September 30,
                                                                          1996            1995
                                                                     -----------       ---------
Underwriting:
  Gross written premiums                                              $6,391,122      $3,249,566
  Premiums ceded                                                      (1,092,884)       (488,331)
                                                                     -----------       ---------

  Net written premiums                                                 5,298,238       2,761,235

  Change in unearned premium                                            (370,877)       (193,259)
                                                                     -----------       ---------

  Net earned premiums                                                  4,927,361       2,567,976
                                                                     -----------       ---------

  Claims and claims adjustment expenses                                  575,853         134,151
  Commission expense                                                   1,812,397         933,545
  Salaries and benefits                                                  758,309         545,822
  Professional fees                                                      110,006          92,350
  Other operating expenses                                               505,197         332,841
                                                                     -----------       ---------
                                                                       3,761,762       2,038,709
                                                                     -----------       ---------

Underwriting income                                                    1,165,599         529,267

Other income (expense)
   Interest income                                                       305,482         295,664
   Interest expense                                                            -          (4,517)
                                                                     -----------       ---------

Income before income taxes                                             1,471,081         820,414

Provision for income taxes                                               461,948         278,941
                                                                     -----------       ---------

Net income                                                            $1,009,133        $541,473
                                                                     ===========       =========



Primary earnings per share:                                                $0.38           $0.21

Weighted average shares outstanding                                    2,670,035       2,573,780



    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)




                                                                         Three months ended
                                                                             September 30,
                                                                          1996            1995
                                                                       ---------       ---------
Underwriting:
  Gross written premiums                                              $2,463,862      $1,453,550
  Premiums ceded                                                        (421,323)       (206,693)
                                                                       ---------       ---------

  Net written premiums                                                 2,042,539       1,246,857

  Change in unearned premium                                            (142,979)        (87,279)
                                                                       ---------       ---------

  Net earned premiums                                                  1,899,560       1,159,578
                                                                       ---------       ---------

  Claims and claims adjustment expenses                                  161,462          57,485
  Commission expense                                                     684,866         403,193
  Salaries and benefits                                                  278,269         185,564
  Professional fees                                                       30,946          35,238
  Other operating expenses                                               175,513         125,559
                                                                       ---------       ---------
                                                                       1,331,056         807,039
                                                                       ---------       ---------

Underwriting income                                                      568,504         352,539

Other income (expense)
   Interest income                                                       107,707         100,391
                                                                       ---------       ---------

Income before income taxes                                               676,211         452,930

Provision for income taxes                                               216,388         153,997
                                                                       ---------       ---------

Net income                                                              $459,823        $298,933
                                                                       =========       =========



Primary earnings per share:                                                $0.17           $0.12

Weighted average shares outstanding                                    2,732,916       2,573,780



    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                               -----------------------------
                                                                   1996               1995
                                                               ----------           --------
Operating activities:
   Net income                                                  $1,009,133            $541,473
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                 16,330              10,969
     Change in:
        Premiums receivable                                      (740,264)           (226,709)
        Reinsurance receivable                                    148,566                   -
        Subrogation receivable                                   (178,498)           (281,039)
        Accrued investment income                                (116,297)            (49,591)
        Unearned premiums                                         370,877             193,260
        Unpaid claims and claim adjustment
        expenses                                                  518,574             110,058
        Prepaid reinsurance premiums                              241,914             (17,739)
        Accrued expenses and other liabilities                   (120,167)            230,916
        Deferred acquisition costs                               (163,185)            (84,869)
        Deferred tax asset                                        (34,289)              -
        Federal income taxes payable                               36,128              97,338
        Other, net                                                 73,208             (14,298)
                                                               ----------           --------

Net cash provided by (used in) operating activities             1,062,030             509,769
                                                               ----------           --------

Investing activities:
   Purchase of equipment                                          (27,997)            (40,997)
   Purchase of investments                                     (1,047,299)        (15,366,652)
   Maturities of investments                                      568,965          15,248,933
                                                                ----------           --------

Net cash provided by (used in) investing activities              (506,331)           (158,716)
                                                                ----------           --------

Financing activities:
   Repayment of note payable                                           -             (170,000)
                                                                ----------           --------

Net cash (used in) financing activities                               -              (170,000)

Net increase in cash and cash equivalents                         555,699             181,053

Cash and cash equivalents at beginning of period                  755,639             172,670
                                                               ----------           ---------

Cash and cash equivalents at end of period                     $1,311,338            $353,723
                                                               ==========           =========

Supplemental disclosure of cash flow information:

The Company made payments of $425,800 during the nine months ended September 30, 1996 for federal income taxes. Payments of $4,517 and $181,601 were made by the Company during the nine months ended September 30, 1995 for interest and federal income taxes, respectively.

    The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (unaudited)

Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations in February 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, and Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, Indiana, and Tennessee, and the District of Columbia. In these jurisdictions, the Surety Company underwrites primarily construction and performance bonds through independent agents and brokers. (Mountbatten together with the Surety Company are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements include the accounts of Mountbatten and its wholly owned subsidiary, Surety Company. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), with the instructions to Form 10-QSB and Article 10 of Regulation S-X. The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of the surety bond business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Operating results for the nine and three month periods ended September 30, 1996 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1996. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Mountbatten's Report on Form 10-KSB dated March 19, 1996, for the year ended December 31, 1995.


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


Investments:

The Company invests in U.S. Treasury securities with maturities ranging from nine months to five years. The Company's investments in debt securities are classified as available-for-sale. Accordingly, any changes in carrying value are reflected as adjustments to Shareholders' Equity.

Reinsurance receivable:

Reinsurance receivable is an estimate of amounts to be received from the Surety Company's reinsurer on paid and unpaid losses, respectively.


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


Note 3 - Income Taxes

The Company files a consolidated income tax return with its wholly owned subsidiary, the Surety Company, and is a party to a tax sharing agreement with the Surety Company. The Company had a deferred tax asset of $147,886 and $113,597 at September 30, 1996 and December 31, 1995, respectively.


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

In May 1996, the Company granted non-qualified options to selected individuals to purchase 8,000 shares of common stock at an exercise price per share of $5.50. These options became vested immediately and are exercisable for a ten year period after the date of grant.


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

Note 7 - Unpaid Claims and Claim Adjustment Expenses and Reinsurance Receivable

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Unpaid claims and claim adjustment expenses of $1,120,839 at September 30, 1996, consist of case reserves totaling $399,839 and reserves for IBNR losses of $721,000.

Included in unpaid claims and claim adjustment expenses of $602,265 at December 31, 1995 are case reserves totaling $300,010 and IBNR reserves of $302,255.

The Company has reinsurance receivable of $56,471 and $205,037 at September 30, 1996 and December 31, 1995, respectively, consisting of unpaid losses of $56,471 at September 30, 1996, and paid and unpaid losses of $129,199 and $75,838 at December 31, 1995, respectively.

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

State                                       Date of Admission
-----                                       -----------------
Pennsylvania                                September 11, 1992
Delaware                                    July 13, 1994
Maryland                                    October 7, 1994
New Jersey                                  March 31, 1995
Virginia                                    August 17, 1995
District of Columbia                        September 1, 1995
New York                                    October 19, 1995
Ohio                                        November 28, 1995
Kentucky                                    April 26, 1996
Tennessee                                   September 23, 1996
Indiana                                     September 30, 1996

In addition, the Surety Company has applied for a license to underwrite bonds in Alabama,Connecticut, Georgia, Illinois, Mississippi, North Carolina, and South Carolina, and anticipates filing license applications in various other states.


Results of Operations

         Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

During the nine-month period ended September 30, 1996, the Surety Company generated $6,391,122 of gross written premiums, compared to $3,249,566 of gross written premiums during the nine-month period ended September 30, 1995, representing an increase of $3,141,556 or 97%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the Pennsylvania, New Jersey, Delaware, Maryland and Virginia markets. Because the Surety Company became licensed in the District of Columbia, New York and Ohio relatively late in 1995, and Kentucky, Tennessee, and Indiana in 1996, its expansion in these markets did not significantly impact gross written premiums during the 1996 period.

For the nine months ended September 30, 1996, gross ceded reinsurance premiums totaled $1,092,884, representing approximately 17.1% of gross written premiums. For the nine months ended September 30, 1995, gross ceded reinsurance premiums totaled $488,331, representing approximately 15% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements.

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

For the nine months ended September 30, 1996, claims and claim adjustment expenses incurred were $575,853 compared to $134,151 for the nine months ended September 30, 1995. The increase in claim and claims adjustment expenses in 1996 relates primarily to increases in incurred but not reported ("IBNR") reserves. The increase in IBNR reserves relates primarily to the increase in gross written premiums.

A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established case reserves of $399,839 to provide for future claims and claim adjustment expense payments.

For the nine months ended September 30, 1996, commission expenses were $1,812,397, representing approximately 28% of gross written premiums, compared to $933,545, or approximately 29% of gross written premiums, for the nine months ended September 30, 1995. The increase in commission expenses in 1996 relates primarily to the increase in gross written premiums.

For the nine-month periods ended September 30, 1996 and 1995, the Company incurred salary and benefits costs of $758,309 and $545,822, respectively. The increase in salary and benefit costs in 1996 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

For the nine months ended September 30, 1996, the Company incurred $110,006 for professional services and $505,197 for other operating expenses, compared to $92,350 and $332,841, respectively, for the similar period in 1995. This increase reflects legal, accounting, auditing, and various other expenses incurred to comply with regulatory reporting obligations, licensure and tax requirements in states where the Company is licensed to transact business, licensing of additional agents, and required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the nine-month periods ended September 30, 1996 and 1995, the Company generated $305,482 and $295,664, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The increase in interest income in 1996 is the result of variances in both the level of invested funds as well as their respective yields. On December 29, 1995 the Company sold primarily all of its U.S. government securities having original maturities of less than one year, and reinvested the proceeds of $4,635,219 in a U.S. government security maturing in November 2000 with an effective yield to maturity of 5.44%.

Net income for the nine months ended September 30, 1996 was $1,009,133, as compared to $541,473 for the nine months ended September 30, 1995, an increase of $467,660, or 86%.


         Three months ended September 30, 1996 compared to three months ended September 30, 1995:

During the three-month period ended September 30, 1996, the Surety Company generated $2,463,862 of gross written premiums, compared to $1,453,550 of gross written premiums during the three-month period ended September 30, 1995, representing an increase of $1,010,312 or 70%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the Pennsylvania, New Jersey, Delaware, Maryland and Virginia markets. Because the Surety Company became licensed in the District of Columbia, New York and Ohio relatively late in 1995, and Kentucky, Tennessee and Indiana in 1996, its expansion in these markets did not significantly impact gross written premiums during the 1996 period.

For the three months ended September 30, 1996, gross ceded reinsurance premiums totaled $421,323, representing approximately 17.1% of gross written premiums. For the three months ended September 30, 1995, gross ceded reinsurance premiums totaled $206,693, representing approximately 14.2% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements.

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

For the three months ended September 30, 1996, claims and claim adjustment expenses incurred were $161,462 compared to $57,485 for the three months ended September 30, 1995. The increase in claim and claims adjustment expenses in 1996 relates primarily to increases in IBNR. The increase in IBNR reserves relates primarily to the increase in gross written premiums.

A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established case reserves of $399,839 to provide for future claims and claim adjustment expense payments.

For the three months ended September 30, 1996, commission expenses were $684,866, representing approximately 27.8% of gross written premiums, compared to $403,193, or approximately 27.7% of gross written premiums, for the three months ended September 30, 1995. The increase in commission expenses in 1996 relates primarily to the increase in gross written premiums.

For the three-month periods ended September 30, 1996 and 1995, the Company incurred salary and benefits costs of $278,269 and $185,564, respectively. The increase in salary and benefit costs in 1996 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

For the three months ended September 30, 1996, the Company incurred $30,946 for professional services and $175,513 for other operating expenses, compared to $35,238 and $125,559, respectively, for the similar period in 1995. This increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the three-month periods ended September 30, 1996 and 1995, the Company generated $107,707 and $100,391, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The increase in interest income in 1996 is the result of variances in both the level of invested funds as well as their respective yields. On December 29, 1995 the Company sold all of its U.S. government securities having original maturities of less than one year, and reinvested the proceeds of $4,635,219 in a U.S. government security maturing in November 2000 with an effective yield to maturity of 5.44%.

Net income for the three months ended September 30, 1996 was $459,823, as compared to $298,933 for the three months ended September 30, 1995, an increase of $160,890, or 54%.



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


Liquidity and Capital Resources

Operations of the Surety Company have been financed by contributions from the Company, principally from the sale of common stock by the Company. Costs incurred by the Company are shared with the Surety Company under a services agreement which provides for the Surety Company to reimburse the Company for costs paid by the Company which are deemed to benefit the Surety Company. The Company expects to maintain a high level of liquidity through the continued investment in U.S. government securities.

During 1995, approximately $706,000 of the Company's cash and investment portfolio was converted to U.S. Treasury Notes in conjunction with the final licensure requirements of the Commonwealth of Virginia and the State of New York. In April 1996, an additional $515,000 of the Company's cash and investment portfolio was deposited with the Commonwealth of Kentucky in conjuction with final licensure requirements. Management anticipates that additional "deposits" will be required in those states in which the Surety Company intends to seek a license to write surety bonds.

The Company had approximately $8,374,663 of investments and cash equivalents at September 30, 1996, and approximately $7,441,539 of investments and cash equivalents at December 31, 1995. The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $7,688,350 at September 30, 1996, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

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


November 12, 1996                 MOUNTBATTEN, INC.




                                  By /s/ Kenneth L. Brier
                                  -------------------------------------
                                  Kenneth L. Brier
                                  President and Chief Executive Officer
                                  (principal executive officer)




                                  By /s/ Joel D. Cooperman
                                  --------------------------------------
                                  Joel D. Cooperman
                                  Vice President, Finance, Treasurer, and
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                  Exhibit Index

Exhibit No.       Description of Exhibit
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