Form 10-K
period 1996-06-30
MOUNTBATTEN INC
filed 1997-03-31
CIK 922597

                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________to __________.

                         Commission file number 0-24638
                               MOUNTBATTEN, INC.
          ( Name of small business issuer as specified in its charter)

Pennsylvania                                    23-2633708
----------------------------                    ------------------------------
(State or other jurisdiction                    IRS Employer Identification No.
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                       19004
----------------------------------------        ------------------------------
(Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code (610) 664-2259

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                        -------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No
    --    ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year:  $7,829,171

The aggregate market value of the voting stock held by non-affiliates, as of March 24, 1997 was approximately $15.9 million.

As of March 24, 1997 the aggregate number of shares outstanding was 2,528,530.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-KSB incorporates by reference information from the registrant's proxy statement in connection with its 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act.

Transitional Small Business Disclosure Format (check one) Yes__  No X
                                                                   ---

Item 1.  Description of Business

 A.      Description of the Business

         Mountbatten, Inc. (the "Company") engages in the underwriting of surety bonds, primarily contract bonds, through its wholly owned subsidiary, The Mountbatten Surety Company, Inc. (the "Surety Company"). Contract bonds constitute a specialty market within the property and casualty insurance industry, and are generally posted by contractors (and/or subcontractors) to guarantee completion of their work on government and private construction projects.

         Suretyship is an extension of credit in the form of an agreement by the "surety" for the benefit of the "obligee" to guarantee payment or performance by the "principal." When a surety bond is issued, the obligee holds the surety responsible for the obligation of the principal. The surety and the principal are jointly responsible to the obligee for the debt or obligation, which is the subject of the surety bond. Surety bonds are often required by law, and a typeof surety bond known as a "contract bond" is often
required by a party,  whether private  or   governmental,   entering  into  a
construction,   rehabilitation, remediation or similar contract. In some
instances, bonds are furnished in lieu of cash deposits, but often a bond is required and a cash alternative is not permitted.

         The Surety Company wrote its first bond in October 1992. In May 1994, the Surety Company received a Treasury Listing (the "T-Listing") to write federally required bonds anywhere in the United States and its territories. Prior to July 1994, the Surety Company was licensed to write bonds only in the Commonwealth of Pennsylvania. The following table sets forth information, chronologically, with respect to those states in which the Surety Company is presently licensed to write bonds:

State                               Date of Admission
-----                               -----------------
Pennsylvania                        September 11, 1992
Delaware                            July 13, 1994
Maryland                            October 7, 1994
New Jersey                          March 31, 1995
Virginia                            August 17, 1995
District of Columbia                September 1, 1995
New York                            October 19, 1995
Ohio                                November 28, 1995
Kentucky                            April 26, 1996
Tennessee                           September 23, 1996
Indiana                             September 30, 1996
Connecticut                         December 1, 1996
Mississippi                         December 1, 1996
Illinois                            December 5, 1996
South Carolina                      February 3, 1997

In addition, the Surety Company has applied for a license to underwrite bonds in Alabama, Georgia, North Carolina and West Virginia, and anticipates filing license applications in various other states.

B.       Bond Products

         The Surety Company writes primarily contract bonds to guarantee the required performance and payments of contractors and subcontractors engaged in construction and, to a lesser extent, environmental remediation projects. Projects bonded by the Surety Company generally have durations that do not exceed two years; most are completed in one year or less. The Surety Company also writes a variety of other surety bonds, although it is focusing increasingly on contract bonds. The Surety Company does not provide financial guarantee bonds, bail bonds, bonds for remediation of groundwater contamination or bonds covering a variety of risks deemed inappropriate for the Surety Company; nor does it underwrite any liability insurance.

         The following table sets forth information concerning the nature of the bonds written by the Surety Company for the years ended December 31, 1996 and 1995:


                                                        Years ended December 31
                                                        -----------------------

                                              1996                                           1995
                                              ----                                           ----
                                                                 % of                                                % of
                                                    Gross        Gross                               Gross           Gross
                                       % of        Premiums    Premiums                % of         Premiums       Premiums
Type of Bond               Number      Total        Written     Written     Number     Total         Written        Written
------------               ------      -----       --------    --------     ------     -----        --------       ---------

Contract bonds             1,112       80.1%     $ 7,541,676     96.3%       892       81.4%      $ 4,450,089          95.3%
Non-contract bonds           277       19.9%         287,495      3.7%       204       18.6%          221,588           4.7%
                           -----       -----     -----------     -----       ---       -----      -----------          -----
Total                      1,389      100.0%     $ 7,829,171     100.0%    1,096      100.0%      $ 4,671,677         100.0%
                           =====      =====      ===========     ======    =====      ======      ===========         ======


         Prior to November 1995, the reinsurance program required that the Company not write any bond exceeding $3 million, or bonds on the same work program in favor of the principal exceeding $4.5 million in the aggregate. Effective November 1, 1995, the Company secured a new reinsurance treaty that increased the maximum single bond limit to $5 million, and the work program aggregate to $7.5 million. Effective November 1, 1996, the Company secured a new reinsurance treaty that increased the work program aggregate to $10 million. While future increases in the Surety Company's maximum bond size are anticipated, management believes that the current maximum bond size of $5 million will allow the Surety Company to continue to penetrate selected markets for contract bonds.

         The following table sets forth information concerning the dollar amount of bonds written by the Surety Company for the years ended December 31, 1996 and 1995:

                                                        Years ended December 31
                                                        -----------------------

                                              1996                                           1995
                                              ----                                           ----
                                                                 % of                                                % of
                                                    Gross        Gross                               Gross           Gross
                                       % of        Premiums    Premiums                % of         Premiums       Premiums
Bond Amount                Number      Total        Written     Written     Number     Total         Written        Written
------------               ------      -----       --------    --------     ------     -----        --------       ---------

$150,000 orless             896        64.5%        $912,120     11.7%        774       70.6%      $    771,796       16.5%
$150,001 - $250,000         132         9.5%         565,590      7.2%        103        9.4%           477,384       10.2%
$250,001 - $500,000         168        12.1%       1,331,933     17.0%        101        9.2%           818,754       17.5%
$500,001 - $750,000          59         4.2%         726,215      9.2%         45        4.1%           578,867       12.4%
$750,001 - $1,000,000        36         2.6%         663,188      8.5%         26        2.4%           464,714       10.0%
$1,000,001 - $1,500,000      36         2.6%         886,583     11.3%         23        2.1%           576,936       12.3%
$1,500,001 - $2,000,000      23         1.7%         804,420     10.3%         13        1.2%           477,356       10.2%
$2,000,001 - $3,000,000      22         1.6%         945,908     12.1%         10        0.9%           419,623        9.0%
OVER $3,000,000              17         1.2%         993,214     12.7%          1        0.1%            86,247        1.9%
                          -----       ------       ----------   ------      -----      ------      ------------      ------
Total                     1,389       100.0%       $7,829,171   100.0%      1,096      100.0%      $  4,671,677      100.0%



         The Surety Company uses bond forms prepared by the American Institute of Architects ("AIA"), or bond forms specified by the bond obligee, for performance, payment and bid bonds. The Surety Company also uses an internally generated indemnity agreement to document its rights with respect to entities or persons it bonds. Among other things, the indemnity agreement provides the Surety Company with an assignment of the principal's contract rights and a confession of judgment against the bond principal in the event of a default under the indemnity agreement, the principal's obligation, or both.

C.       Underwriting

         The Surety Company places a high priority on minimizing bond claims and losses. Accordingly, the Surety Company underwrites each bond submission at its home office and has granted no binding authority to its independent brokers and agents. The Surety Company believes that its use of both financial analysis and technical analysis in the bond underwriting process permits it to achieve better underwriting results than would otherwise be possible through
financial analysis alone.   Technical analysis  procedures in the underwriting
process using management's expertise in the construction industry can provide an indication of substandard construction or record-keeping practices that might increase the likelihood of a bond claim.

D.       Claims and Reserves

         The Surety Company attempts to actively manage disputes and claims in an effort to minimize losses. Depending on the relevant factors, the Surety Company can pursue its rights at law and under the general indemnity agreements associated with a bond; may enforce its rights with respect to collateral securing the bond; may pay the claim or may complete the project using any remaining project funds due the bonded contractor as well as, or in addition to, seeking the remedies referred to previously.

         While the Surety Company does not bond projects with durations exceeding two years, and while it attempts to obtain releases from bond obligees upon completion of bonded projects, in cases where releases are not obtained, claims may be asserted following completion of the contract. AIA performance bonds permit claims for up to two years following the scheduled date of the final contract payment, and AIA payment bonds permit claims up to one year after the bond principal ceases work on the project.

         The Surety Company maintains incurred but not reported loss ("IBNR") reserves with respect to claims that have been incurred but not reported. Because of the Company's limited operating history and claims experience, its IBNR reserves are primarily based on both data derived from the experience of industry, as well as the Surety Company's actual experience. A limited number of claims have been filed against the Surety Company. The Surety Company has established case reserves to provide for all anticipated payments and related expenses on known claims.

         IBNR reserves are reviewed and certified at least annually by the Surety Company's independent actuary. Such certification has been obtained as of December 31, 1996. The Surety Company believes that aggregate reserves make reasonable and sufficient provision for payments on reported and unreported claims.

E.       Sales and Marketing

         Substantially all the Surety Company's business is produced by its network of independent brokers and independent agents. The Surety Company documents its agent relationships with a broad agency agreement, which relies on pre-negotiated commission and incentive commission schedules. The Surety Company has established similar agency arrangements in all of the states in which it is licensed to write bonds.

F.       Regulation

         Surety companies are generally regulated as property and casualty insurance companies even though surety bonds differ in important respects from traditional forms of property and casualty insurance. Thus, surety companies, like other types of insurance companies, are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, designed primarily for the protection of policyholders (or bond obligees) and not shareholders, relates to most aspects of an insurance company's business and includes such matters as authorized lines of business, underwriting standards, financial condition standards, licensing, investment policies, premium levels and the filing of quarterly, annual and other reports based on statutory accounting principles and a variety of other financial and nonfinancial matters.

         Because the Company is domiciled in the Commonwealth of Pennsylvania, the Pennsylvania Insurance Department (the "Department") has primary authority over it. The Surety Company is also subject to the supervision and regulation of the appropriate agency in any state in which the Surety Company obtains a license to transact business.

         In general, the Surety Company must obtain a license in a given state in order to write bonds covering risks therein. In order to obtain a license, the Surety Company must submit detailed financial and other information, and satisfy statutory and regulatory requirements, as well as informal criteria applied by the state insurance department.

         In May 1994, the Surety Company received a certificate of authority, or "T-Listing," from the United States Department of the Treasury, allowing it to write bonds required by the United States government. The T-Listing entitles the Surety Company to write federally required bonds anywhere in the United States or its territories, currently in amounts up to $669,000 (representing approximately 10% of the Surety Company's statutory policyholders' surplus at December 31, 1995). The Surety Company is authorized to write larger bonds so long as a T-Listed reinsurer with greater bonding authority (such as the Surety Company's current reinsurer) provides a "Miller Act" endorsement undertaking to be liable directly to the bond obligee in the event the Surety Company defaults on its bond. The Surety Company intends to write bonds regularly on this basis. The Company expects its T-Listing amount to increase in the 1997 Treasury Circular.

         The range of premium rates charged by the Surety Company for its bonds has been filed with and approved by the Department. The Department's approval is required to increase or decrease premiums in the future beyond the current ranges of approved premium rates. The Surety Company would additionally require rate approvals from other states in which it is licensed in order to change its premium rates from the ranges currently approved.

         Most states, including Pennsylvania, have enacted legislation that regulates insurance holding company systems. Each insurance holding company system is required to register with the insurance supervisory agency of its state of domicile, and furnish information concerning the operations of companies within the system. Pursuant to these laws, the Department may examine the Company and the Surety Company, require disclosure of material transactions by the holding company, and require prior approval of certain transactions, such as extraordinary dividends from an insurance company to its holding company.

         All transactions between the Company and the Surety Company must be fair and equitable. Approval by the applicable Insurance Commissioner is required prior to consummation of transactions affecting the control of an insurer. In Pennsylvania, the acquisition of 10% or more of the outstanding capital stock of an insurer or its holding company is presumed to be a change in control.

G.       Competition

         The surety industry is highly competitive. Many surety companies are larger than the Surety Company, have considerably greater financial and other resources, have greater experience in the surety industry and, unlike the Surety Company, offer a broad line of insurance products. In addition, the Surety Company is at a competitive disadvantage against companies that have an A.M. Best "letter" rating and/or licenses to write surety bonds on a broader geographic basis. A.M. Best has assigned a "number" rating of 5 (Secure) to the Surety Company, and will assign a "letter" rating to the Surety Company in 1998, once five full years of operations have been completed. While many of the largest surety companies have targeted the market for bonds of $5 million or more, many other surety companies actively target the Surety Company's primary market niche for bonds up to $5 million. The Surety Company attempts to meet this competition by providing its brokers, agents and customers with high quality, timely and innovative services.

H.       Employees

         The Company employs 17 full time employees at its Bala Cynwyd, Pennsylvania offices. Management believes that employee relations are generally good.

Item 2.           Description of Property

         The Company leases 3,675 square feet of office space at 33 Rock Hill Road, Bala Cynwyd, Pennsylvania 19004 at an annual cost of approximately $64,782, exclusive of sublease income (approximately $7,692) from a single tenant presently occupying approximately 400 square feet of such office space with a month-to-month term. The lease term expires September 30, 1999, provided that the Company may terminate the lease at any time by giving 60 days advance written notice and paying a specified amount of the landlord's cost to improve the space. The Company has not purchased or developed real estate for investment purposes, or made real estate loans. Accordingly, it has no properties arising from such activities.

Item 3.           Legal Proceedings

         The Company is not involved in any pending or threatened legal or administrative proceedings other than those undertaken in the ordinary course of its surety business.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1996.

                       Executive Officers of the Company

         The names of the executive officers of the Company, together with certain information regarding them, are as follows:


Name                    Age      Position
----                    ---      --------
Kenneth L. Brier        47       President and Chief Executive Officer since
                                  1992
Ted A. Drauschak        36       Executive Vice President since 1992
Joel D. Cooperman       44       Vice President - Finance, Treasurer, and
                                  Chief Financial Officer since 1995;
                                  Formerly Vice President - Finance,
                                  Treasurer, and Chief Financial Officer with
                                  O'Brien Environmental Energy, Inc. from
                                  January 1981 through April 1995
Stephen C. Fletcher     40       Vice President and President of the Surety
                                  Company Bond Division since 1992

                                    Part II

Item 5.           Market for Common Equity and Related Stockholder Matters

         The Registrant's common stock was originally traded in the over-the-counter market on the Nasdaq SmallCap Market System under the symbol MTBN. The Company publicly listed its common stock as a result of an initial public offering that was completed in September 1994. On December 26, 1995 the Registrant's common stock began trading on the Nasdaq National Market System under the same symbol. The following table sets forth the high and low trading prices as reported by Nasdaq:


                                     1996                             1995
                                     ----                             ----

                            High            Low              High              Low
                            ----            ---              ----              ---
First Quarter               6 1/4          5                 6 3/8            4 1/2
Second Quarter              8 1/2          5 1/4             6                5 1/4
Third Quarter               8 1/2          7                 6                5 1/8
Fourth Quarter              8 3/4          7 3/4             5 3/4            4 7/8


         On  March  24,  1997  the closing  price was $9.375.   There  were
approximately 51 holders of record of the common stock of the Company. The Company believes that there are approximately 750 beneficial owners of its common stock.

         The Registrant has paid no dividends in the past, though it may elect to do so in the future. Dividends are subject to the dividend restrictions imposed on the Surety Company by the Department. Pennsylvania insurance laws currently prohibit dividends that would leave the Surety Company with total capital and surplus in an amount less than the Department requires to conduct a surety business. These laws also afford the Department 30 days to disapprove the payment of dividends in excess of "unassigned surplus" (i.e., undistributed accumulated surplus including net income and realized gains) or "extraordinary dividends" (i.e. dividends over a twelve-month period that exceed the greater of 10% of policyholders' surplus as shown on the latest annual statement filed with the Department, or net income shown on such statement).

Item 6.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

         The Company's principal business activity is to underwrite surety bonds through its wholly owned subsidiary, the Surety Company. The Surety Company wrote its first bond in October 1992. In May 1994, the Surety Company received a Treasury Listing (the "T-Listing") to write federally required bonds anywhere in the United States and its territories. Prior to July 1994, the Surety Company was licensed it write bonds only in the Commonwealth of Pennsylvania. The following table sets forth information, chronologically, with respect to those states in which the Surety Company is presently licensed to write bonds:

State                               Date of Admission
-----                               -----------------
Pennsylvania                        September 11, 1992
Delaware                            July 13, 1994
Maryland                            October 7, 1994
New Jersey                          March 31, 1995
Virginia                            August 17, 1995
District of Columbia                September 1, 1995
New York                            October 19, 1995
Ohio                                November 28, 1995
Kentucky                            April 26, 1996
Tennessee                           September 23, 1996
Indiana                             September 30, 1996
Connecticut                         December 1, 1996
Mississippi                         December 1, 1996
Illinois                            December 5, 1996
South Carolina                      February 3, 1997


In addition, the Surety Company has applied for a license to underwrite bonds in Alabama, Georgia, North Carolina and West Virginia, and anticipates filing license applications in various other states.


Results of Operations

         Year ended December 31, 1996 compared to year ended December 31, 1995: During the year ended December 31, 1996, the Surety Company generated $7,829,171 of gross written premiums, compared to $4,671,677 of gross written premiums during the year ended December 31, 1995, representing an increase of $3,157,494 or 68%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed prior to 1996. Because the Surety Company either began marketing efforts or became licensed in the other states listed above relatively late in 1996, its expansion in these markets did not significantly impact gross written premiums in 1996.

         For the year ended December 31, 1996, ceded reinsurance premiums totaled $1,287,308, representing approximately 16% of gross written premiums. For the year ended December 31, 1995, ceded reinsurance premiums totaled $717,741, representing approximately 15% of gross written premiums. The increase in ceded reinsurance premiums from the 1995 period to the 1996 period was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements.

         Effective November 1, 1995, the Company secured a new reinsurance treaty that increased the Company's maximum single bond limit and work program aggregate imit from $3 million and $4.5 million, respectively, to $5 million and $7.5 million, respectively. In addition, the Company's reinsurance coverage limits and reinstatements were increased. Under this treaty (effective from November 1995 through October 1996) the ceded reinsurance premiums represented approximately 16.75% of gross written premiums, adjusted for the Company's 5% participation in the first layer. Effective November 1, 1996, the Company secured a new reinsurance treaty that increased the Company's work program aggregate limit from $7.5 million to $10 million. Under the new reinsurance treaty (effective from November 1996 through October 1997), the maximum single bond limit remains at $5 million. However, the Company's aggregate reinsurance coverage limits and reinstatements are increased, and ceded reinsurance premiums are expected to represent approximately 15.26% of gross written premiums, adjusted for the Company's 5% participation in the first and second layers.

         For the year ended December 31, 1996, claims and claim adjustment expenses incurred were $519,708, or an incurred loss and loss adjustment expense ratio of 8.4%, compared to $369,639, or an incurred loss and loss adjustment expense ratio of 9.7%, for the year ended December 31, 1995. The increase in claim and claim adjustment expenses in 1996 reflects primarily the increase in the Company's business volume.

         Of the $519,708 of claims and claim adjustment expenses incurred in 1996, $340,784 relates to known claims, most of which is associated with two bonded principals, and $178,924 relates to the increase in reserves for IBNR, which is primarily driven by net earned premiums in force at December 31, 1996.

         A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established case reserves of $634,156, gross of reinsurance, to provide for future claims and claim adjustment expense payments.

         For the year ended December 31, 1996, commission expenses were $2,233,048, representing approximately 29% of gross written premiums, compared to $1,338,794, or approximately 29% of gross written premiums, for the year ended December 31, 1995. The increase in commission expenses in 1996 relates primarily to the increase in gross written premiums.

         For the years ended December 31, 1996 and 1995, the Company incurred salary and benefits costs of $1,299,702 and $1,013,571, respectively. The increase in salary and benefit costs in 1996 reflects an increase in the number of employees, including additional underwriters and related support personnel, a controller, increased compensation and merit bonuses for these personnel, as well as additional compensation awarded to senior management by the Company's compensation committee.

         For the year  ended  December   31,  1996,  the  Company  incurred
approximately   $144,128  for  professional  services  and  $705,188 for other operating expenses, compared to $131,715 and $451,054, respectively, for the similar period in 1995. This increase reflected legal, accounting, auditing, and various other expenses incurred to comply with regulatory reporting obligations, licensure and tax requirements in states in which the Company is licensed to transact business, licensing of additional agents, and required infrastructure changes to support the Company's current and expected future levels of gross written premiums.

         For the years ended December 31, 1996 and 1995, the Company generated $421,810 and $389,991, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for 1996 and 1995 was 5.6% and 5.9%, respectively. The increase in interest income in 1996 was due to the investment of additional funds generated from the

Company's operations, offset by lower yields. On December 29, 1995, the Company sold all of its U.S. government securities having original maturities of less than one year, and reinvested the proceeds of $4,635,219 in a U.S. government security maturing in November 2000 with an effective yield to maturity of 5.44%.

         Interest expense (associated with a note payable in the original amount of $170,000) for 1996 and 1995 was $0 and $4,517, respectively. The note was repaid in April 1995.

         The provision for income taxes for 1996 was $593,831 (an effective tax rate of 34.3%), as compared to $172,206 (an effective tax rate of 19.6%) for 1995. The 1995 effective tax rate was reduced by the elimination in 1995 of the deferred tax asset valuation allowance in the amount of $112,895. The valuation allowance was eliminated due to management's favorable assessment of the earnings potential of the Company.

         Net income for the year ended December 31, 1996 was $1,135,370, as compared to $705,125 for the year ended December 31, 1995, an increase of $430,245, or 61%.

Seasonality

         Because  most of  the Surety Company's premiums are generated  on
construction  related  bonds,   and are associated with jobs primarily  in
Mid-Atlantic States, the Surety Company's business has been seasonal. Accordingly, operating results have varied from quarter to quarter, with premium levels lowest from November to March. Seasonality is expected to have less of an effect on premium activity as the Surety Company becomes licensed and generates business in states having more temperate climates.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         Except  for  historical   information   provided  in  the Management's
Discussion  and  Analysis,   statements  made  throughout  this  document are
forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse loss development for projects bonded by the Company in prior years; 2) heightened competition, particularly price competition, reducing margins; 3) significant changes in interest rates.

Liquidity and Capital Resources

         Initial operations of the Surety Company were financed by contributions from the Company, principally from the sale of common stock by the Company. Continuing operations have been financed by internally generated cash flow from operations. Costs incurred by the Company are shared with the Surety Company under a services agreement which provides for the Surety Company to reimburse the Company for costs paid by the Company which are deemed to benefit the Surety Company. As in 1996, the Surety Company may elect to pay dividends in the future, subject to the dividend restrictions of the Commonwealth of Pennsylvania insurance laws and regulations. The Company expects to maintain a high level of liquidity through, among other things, the continued investment in U.S. government securities and other high-grade investment instruments.

         During 1996, approximately $1,018,000 of the Company's cash and investment portfolio was converted to U.S. Treasury instruments in conjunction with the final licensure requirements of the Commonwealth of Kentucky and the State of Illinois. Management anticipates that additional "deposit" requirements will be required to be satisfied in those states in which the Surety Company intends to seek a license to write surety bonds.

         The Company had approximately $9,248,000 of investments and cash equivalents at December 31, 1996, and approximately $7,442,000 of investments and cash equivalents at December 31, 1995. The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure as discussed above, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

         The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $7,975,000 at December 31, 1996, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

Item 7.           Financial Statements
                                                                          Page
                                                                          ----

Report of Independent Accountants                                          12

Consolidated Balance Sheets as of December 31, 1996 and 1995               13

Consolidated Statements of Operations for the years ended
   December 31, 1996 and 1995                                              14

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 1996 and 1995                                  15

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996 and 1995                                              16

Notes to Consolidated Financial Statements                                 17

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Mountbatten, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mountbatten, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP


Boston, Massachusetts
February 21, 1997

                        Mountbatten, Inc. and Subsidiary
                          Consolidated Balance Sheets



                                                                           As of                          As of
                                                                    December 31, 1996               December 31, 1995
                                                                   ------------------               -----------------
ASSETS
Fixed maturities:
Available-for-sale, at fair value (amortized cost of
$8,596,475 and $6,665,324, respectively)                               $8,487,946                       $6,685,900
                                                                       ----------                       ----------
                                                                        8,487,946                        6,685,900

Cash and cash equivalents                                                 759,749                          755,639
Premiums receivable                                                       562,820                          385,372
Reinsurance receivable                                                    294,911                          205,037
Subrogation recoverable                                                   606,476                          393,999
Accrued investment income                                                  60,196                           36,673
Property and equipment, net                                                56,838                           52,519
Deferred acquisition costs                                                393,447                          270,687
Prepaid reinsurance premiums                                                    -                           39,166
Deferred tax asset                                                         32,223                          113,597
Other assets                                                                4,215                           59,318
                                                                      -----------                       ----------
    TOTAL ASSETS                                                      $11,258,821                       $8,997,907
                                                                      ===========                       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses                            $1,153,270                        $602,265
Unearned premiums                                                         954,101                         621,403
Reinsurance premium payable                                               353,834                               -
Accrued expenses and other liabilities                                    254,927                         246,592
Federal income taxes payable                                              161,505                         196,624
                                                                       ----------                        --------
    TOTAL LIABILITIES                                                   2,877,637                       1,666,884
                                                                       ----------                       ---------

Shareholders' Equity

Common stock, par value $.001 per share;
 authorized 20,000,000 shares; issued and
 and outstanding, 2,528,530 shares.                                         2,529                           2,529
Additional paid in capital                                              6,762,934                       6,762,934
Net unrealized (depreciation) appreciation, fixed maturities              (71,629)                         13,580
Retained earnings                                                       1,687,350                         551,980
                                                                        ---------                       ---------
    TOTAL SHAREHOLDERS' EQUITY                                          8,381,184                       7,331,023
                                                                        ---------                       ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                           $11,258,821                      $8,997,907
                                                                      ===========                      ==========

   The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                     Consolidated Statements of Operations

                                                     Year ended
                                                     December 31,
                                                     ------------
                                               1996                 1995
Underwriting:
  Gross written premiums                    $7,829,171          $4,671,677
  Premiums ceded                            (1,287,308)           (717,741)
                                            -----------         -----------

  Net written premiums                       6,541,863            3,953,936

  Change in unearned premium                  (332,698)           (157,306)
                                             ----------          ----------

  Net earned premiums                        6,209,165           3,796,630
                                             ---------           ---------

  Claims and claims adjustment expenses        519,708             369,639
  Commission expense                         2,233,048           1,338,794
  Salaries and benefits                      1,299,702           1,013,571
  Professional fees                            144,128             131,715
  Other operating expenses                     705,188             451,054
                                             ---------           ---------

                                             4,901,774           3,304,773
                                             ---------           ---------

  Underwriting income                        1,307,391             491,857
  Other income (expense)
     Interest income                           421,810             389,991
     Interest expense                                -              (4,517)
                                             ---------           ----------

  Income before income taxes                 1,729,201             877,331

  Provision for income taxes                   593,831             172,206
                                             ---------            --------

  Net income                                $1,135,370            $705,125
                                            ==========            ========

  Earnings per share:                            $0.42               $0.27

  Weighted average shares outstanding        2,691,751           2,590,733


   The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                               December 31, 1996

                                                                             Net unrealized
                                                                              appreciation,          Retained             Total
                                         Common          Additional               fixed              earnings         shareholders
                                     Shares   Amount    paid in capital         maturities           (deficit)           equity
                                     ------   ------    ---------------         ----------           ---------         -----------

Balance at December 31, 1994     2,528,530     2,529         6,762,934                                (153,145)         6,612,318

Net income                                                                                             705,125            705,125

Net unrealized appreciation,
  Fixed maturities                                                               13,580                                    13,580
                                 ---------    ------        ----------         --------             ----------         ----------

Balance at December 31,1995      2,528,530    $2,529        $6,762,934          $13,580             $  551,980         $7,331,023
                                 =========    ======        ==========         ========             ==========         ==========

Net income                                                                                           1,135,370          1,135,370

Net unrealized depreciation,
  Fixed maturities                                                              (85,209)                                  (85,209)
                                ----------   -------        ----------         ---------            ----------         -----------

Balance at December 31,1996      2,528,530    $2,529        $6,762,934         $(71,629)            $1,687,350         $8,381,184
                                 =========    ======        ==========         =========            ==========         ==========

   The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows

                                                       Year ended December 31,
                                                       -----------------------
                                                         1996            1995
                                                        ------          ------
Operating activities:
  Net income                                           $1,135,370      $705,125
  Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
   Depreciation and amortization                           26,391        17,654
   Change in:
    Premiums receivable                                  (177,448)      (26,953)
    Reinsurance receivable                                (89,874)     (205,037)
    Subrogation recoverable                              (212,477)     (257,641)
    Accrued investment income                             (23,523)       18,188
    Unearned premiums                                     332,698       157,307
    Unpaid claims and claim adjustmentexpenses            551,005       406,607
    Prepaid reinsurance premiums                           39,166         2,088
    Reinsurance premium payable                           353,834          -
    Accrued expenses and other liabilities                  8,335       196,572
    Deferred acquisition costs                           (122,760)      (56,554)
    Deferred tax asset                                     81,374       (97,866)
    Federal income taxes payable                          (35,119)       65,667
    Other, net                                             99,059       (35,867)
                                                         --------       --------
Net cash provided by operating activities               1,966,031       889,290
                                                        ---------       --------
Investing activities:
  Purchase of equipment                                   (30,710)      (43,200)
  Purchase of investments                              (3,952,428)  (23,472,564)
  Maturities of investments                             2,021,217    23,379,443
                                                       ----------   ------------

Net cash used in investing activities                  (1,961,921)     (136,321)
                                                       -----------  ------------

Financing activities:
  Repayment of note payable                                  -         (170,000)
                                                       -----------  ------------
Net cash provided by financing activities                    -         (170,000)
                                                       -----------  ------------

Net increase in cash and cash equivalents                   4,110       582,969

Cash and cash equivalents at beginning of period          755,639       172,670
                                                      -----------   -----------
Cash and cash equivalents at end of period               $759,749      $755,639

Supplemental disclosure of cash flow information: The Company made payments of $503,680 during the year ended December 31, 1996 for federal income taxes. Payments of $4,517 and $211,401 were made by the Company during the year ended December 31, 1995 for interest and federal income taxes, respectively.

   The accompanying notes are an integral part of these financial statements

                        Mountbatten, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations on February 1, 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, and Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, Tennessee, Indiana, Connecticut, Mississippi, Illinois, South Carolina, and the District of Columbia. The Surety Company distributes bonds in these states through independent agents and brokers. (Mountbatten together with the Surety Company are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Mountbatten, Inc. and its subsidiary, the Surety Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the notes to the consolidated financial statements. Significant estimates used in determining subrogation recoverable, unearned premiums and unpaid claims and claim expenses are discussed throughout these notes. Actual results could differ from those estimates. All intercompany amounts are eliminated in consolidation.


New accounting pronouncements:

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). The statement defines a fair value based method of accounting for an employee stock option. Companies may, however, elect to adopt this new accounting rule through a pro forma disclosure option, while continuing to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the disclosure option, companies must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting below had been applied.

Under the new fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

The Company has elected to adopt the disclosure option under SFAS No. 123 and will continue to account for stock-based compensation using the intrinsic value based method under APB No. 25. See Note 9 to the consolidated financial statements for additional information.

During the fourth quarter of 1995, the FASB issued a guide to  implementation of
SFAS  No.  115,  "Accounting  for  Certain   Investments  in  Debt  and  Equity
Securities." SFAS No. 115 required that debt and equity securities be classified into different categories and carried at fair value if they are not classified as held-to-maturity. The guide permitted a one-time opportunity to reclassify securities subject to SFAS No. 115. Consequently, Mountbatten reclassified all of its securities to available-for-sale as of

November 30, 1995. This reclassification did not have a material effect on the consolidated financial statements.

Premium recognition:

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


Investments:

The Company accounts for its investments in fixed maturity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that an enterprise classify debt and equity securities into either of these categories as applicable: held-to-maturity, available for sale or trading. SFAS No. 115 also requires that unrealized gains and losses for trading securities be included in earnings, while unrealized gains and losses for available-for-sale securities be excluded from earnings and reported as a separate component of shareholders' equity until realized. At December 31, 1996 and 1995, the Company's investments in fixed maturity securities were classified as available-for-sale.

Prior to the Company reclassifying its securities as available for sale at November 30, 1995, the Company classified its investment in debt securities as held-to-maturity. These securities were carried at amortized cost, which approximated market. Any premium or discount was amortized on a monthly basis as interest was earned.


Fixed assets:

Fixed assets, which are comprised of furniture and fixtures, computer equipment and leasehold improvements, are recorded at cost and are depreciated using the straight line method over their useful lives, which range from three to five years.


Deferred policy acquisition costs:

Acquisition costs which vary with and are primarily related to the production of premiums, primarily commissions, premium taxes, and certain underwriting expenses, are deferred and amortized ratably over the terms of the related insurance contracts, to the extent such costs are deemed to be recoverable. Future underwriting and investment income are considered in determining the recoverability of such acquisition costs. Amortization expense related to deferred policy acquisition cost is included as an adjustment to commission expense, salaries and benefits, and other operating expenses.

Reinsurance receivable:

Reinsurance receivable is an estimate of an amount to be received from its reinsurer relating to unpaid claims and claims adjustment expenses, offset by an amount received from the reinsurer.


Subrogation recoverable:

The Surety Company requires bond applicants to enter into an indemnity agreement which obligates the insured to reimburse the Surety Company for any claims paid and costs incurred that are related to the bond. Subrogation recoverable represents amounts estimated to be recovered by the Surety Company from bonded principals for claim costs incurred by the Surety Company after a failure of a bonded principal to fulfill a bonded obligation. The Company records subrogation recoverable when a claim is incurred and it is probable that the costs will be recovered. Changes in estimates of subrogation recoverable are credited or charged to income in the period in which they are determined and are included in claims and claim adjustment expenses.


Unpaid claims and claim adjustment expenses:

  The reserve for claims and claim adjustment expenses is based on management's individual case estimates of the ultimate future payments to be made on reported claims and related expenses, and on estimates for incurred but not reported ("IBNR") claims. Claim reserve estimates are revised by management, as information becomes available. Changes in these estimates are charged or credited to income in the period in which they are determined. Claim adjustment expenses include costs associated directly with specific claims paid or in the process of settlement.


Income taxes:

Income taxes are provided based on income reported in the financial statements. Deferred federal income taxes are provided based on an asset and liability approach in accordance with SFAS 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.


Note 3 - Investments:

The amortized cost and estimated fair values of fixed maturity investments at December 31, 1996 and 1995 are as follows:


                                     December 31, 1996      December 31, 1995
                                     -----------------      -----------------
                                    Cost     Fair Value    Cost     Fair Value
                                    ----     ----------    ----     ----------

     U.S. Treasury Securities   $8,596,475   $8,487,946  $6,665,324 $6,685,900


U.S. Treasury instruments with a fair market value of approximately $1,819,000 and $812,000 were held on deposit with various insurance departments as of December 31, 1996 and 1995, respectively.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1996 and 1995 are shown below by the expected maturity period:


                                             December 31, 1996
                                             -----------------
                                            Cost        Fair Value
                                            ----        ----------

    Less than one year                    $3,968,458    $3,967,729
    Due after one year through five        4,628,017     4,520,217
    years                                 ----------    -----------

    Total                                 $8,596,475    $8,487,946
                                          ==========    ==========


Note 4 - Fixed Assets

Fixed assets consists of:

                                                             December 31,
                                                              -----------
                                                          1996           1995
                                                          ----           ----

          Furniture and fixtures                         $41,733       $31,890
          Office equipment (primarily computers)          58,212        43,814
          Leasehold Improvements                          14,900         8,431
                                                         -------       -------
                                                         114,845        84,135
          Less: accumulated depreciation/amortization    (58,007)      (31,616)
                                                         --------      --------
                                                         $56,838       $52,519
                                                         =======       =======


The Company occupies its office space under operating leases that expire September 30, 1999, if not terminated by either party by delivering written notice 60 days prior to the expiration of the current term. Rent expense for 1996 and 1995 was $58,374 and $43,916, respectively.

As of December 31, 1996, the future minimum rental commitments payable under its operating lease are as follows:

             1997                              $  64,782
             1998                                 64,782
             1999                                 48,587
                                               ---------
                                                $178,151
                                               =========

Note 5 - Income Taxes

Mountbatten, Inc. files a consolidated income tax return with its wholly-owned subsidiary, the Surety Company, and is a party to a tax sharing agreement with the Surety Company. The Company had a gross deferred tax asset at December 31, 1994, which was offset by a valuation allowance of $112,895. The valuation allowance reflected management's assessment that, based upon available information at that time, there was not sufficient positive evidence to determine that it was more likely than not that the entire deferred tax asset would be realized due to management's assessment of the Company's earnings potential. Adjustments to the valuation allowance are made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. During 1995, the valuation allowance of $112,895 was eliminated to reflect the reversal of certain temporary differences and management's assessment that the earnings potential of the Company was sufficient to provide positive evidence that the deferred tax asset will be realized.

The tax effect of temporary differences, which give rise to deferred income tax assets and liabilities as of December 31 were as follows:

                                                          1996         1995
                                                          ----         ----
Deferred tax liabilities:
 Deferred acquisition costs                          ($133,772)     ($92,034)
 Subrogation receivable discounting                    (30,958)      (21,918)
 Other                                                      -         (6,246)
                                                      --------      ---------
Gross deferred tax liabilities                        (164,730)     (120,198)
                                                      --------      ---------
Deferred tax assets:
 Loss reserve discounting                               30,828        17,466
 Net unrealized value, fixed maturities                 36,900            -
 Unearned premium reserve                               64,879        42,256
 Organizational and startup costs                       62,606       108,113
 Accrued salaries and benefits                              -         65,960
 Other                                                   1,740            -
                                                      --------      --------
 Gross deferred tax asset                              196,953       233,795
                                                      --------      --------
 Deferred tax asset, net                               $32,223      $113,597
                                                      ========      ========

The components of income tax expense were as follows:

                                                        1996          1995
                                                        ----          ----
 Current federal tax expense                          $468,561      $277,068
 Deferred federal tax expense                          125,270      (104,862)
                                                      --------      ---------
 Total federal income tax expense                     $593,831      $172,206
                                                      ========      ========

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax to pretax income from operations as a result of the following differences:

                                                        1996          1995
                                                        ----          ----

 Tax expense at statutory rate (34%)                   $587,928      $298,293
 Other, net                                               5,903       (13,192)
 Valuation allowance                                         -       (112,895)
                                                       --------      ---------
 Total federal income tax expense                      $593,831      $172,206
                                                       ========      ========

The tax effect of temporary differences which resulted in the deferred tax (benefit) were as follows:

                                                       1996          1995
                                                       ----          ----
 Deferred acquisition costs                          $ 41,738      $ 19,228
 Accrued salaries and benefits                         65,960       (65,960)
 Organizational and startup costs                      45,508        45,508
 Loss reserve discounting                             (13,362)      (11,872)
 Subrogation receivable discounting                     9,041        13,758
 Unearned premium reserve                             (22,623)      (13,502)
 Professional fees                                         -         21,728
 Other                                                   (992)         (910)
 Valuation allowance                                       -       (112,895)
                                                    ---------     ----------
 Deferred tax benefit                                $125,270     ($104,862)
                                                     ========     ==========

Note 6 - Unpaid Claims and Claim Expense Reserves and Reinsurance Receivable:

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously were not considered sufficient in determining reserves, adjustments to reserves may be required. Included in loss reserves at December 31, 1996 and 1995 are case reserves totaling $634,156 and $300,090, respectively, and IBNR reserves of $519,114 and $302,175, respectively.

Reinsurance receivable of $294,911 at December 31, 1996 includes $324,994 related to unpaid losses, offset by $30,083 received from the reinsurer as an overpayment. Reinsurance receivable of $205,037 at December 31, 1995 includes $129,199 and $75,838 of receivables related to paid and unpaid losses, respectively.

Activity in the reserve for unpaid claims and claim adjustment expenses for the years ended December 31, 1996 and 1995 were as follows:

                                                 1996               1995
                                                 ----               ----

   Gross Reserves - January 1                  $ 602,265         $ 195,658
   Less subrogation recoverable                  393,999           136,358
   Less reinsurance receivable                    75,838                -
                                              ----------         ---------
   Net reserve- January 1                        132,428            59,300
                                              ----------         ---------

   Incurred losses related to:
     Current year                                768,722           407,957
     Prior year                                 (249,014)          (38,318)

  Paid related to:
     Current Year                                409,802           214,310
     Prior Year                                   20,531            82,201
                                              ----------          --------
  Net reserve- December 31                       221,800           132,428
  Plus subrogation receivable                    606,476           393,999
  Plus reinsurance receivable                    324,994            75,838
                                              ----------          --------
  Gross Reserves - December 31                $1,153,270          $602,265
                                              ==========          ========

Note 6 - Unpaid Claims and Claim Expense Reserves and Reinsurance Receivable (continued)

As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $249,014 and $38,318 in 1996 and 1995, respectively.


Note 7 - Note Payable

The note payable of $170,000, due to a commercial bank, was repaid in April
1995.


Note 8 - Reinsurance:

In the normal course of business, the Company enters into contracts to cede reinsurance primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer of risk does not relieve the Company from contingent liability for these losses.

The Company's current reinsurance program provides four layers of reinsurance. Under the first layer, the Company retains 100% of all losses up to $150,000 and the reinsurer assumes 95% of the next $850,000, subject to a maximum annual recovery by the Company of $3,230,000. The second layer provides $1,000,000 of coverage (95% to be assumed by the reinsurer) on any loss discovered for any principal in excess of the first $1,000,000 of loss with an aggregate annual maximum of $2,850,000. The third layer provides $2,500,000 of coverage on any loss discovered for any principal in excess of the first $2,000,000 of loss with an aggregate annual maximum of $5,000,000. The fourth layer provides $3,000,000 of coverage on any loss discovered for any principal in excess of the first $4,500,000 with an aggregate annual maximum of $3,000,000.

Prior to November 1995, the reinsurance program required that the Company not write any bond exceeding $3,000,000 or bonds on the same work program in favor of the principal exceeding $4,500,000 in the aggregate. Under this program, the maximum bond duration could not exceed 24 months.

Effective November 1995, the reinsurance program required that the Company not write any bond exceeding $5,000,000, or bonds on the same work program in favor of the principal exceeding $7,500,000 in the aggregate. The work program limit of $7,500,000 increased to $10,000,000 effective November 1996.


Note 9 - Shareholders' Equity

Statutory surplus and dividend restrictions:

The Surety Company is subject to the minimum capital and surplus requirements of the Commonwealth of Pennsylvania insurance laws and regulations. Under applicable Pennsylvania laws and regulations, the Company is required to maintain a minimum of $1,125,000 of paid in capital. The maximum amount of dividends which can be paid by the Surety Company to shareholders without the prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus. Statutory surplus at December 31, 1996 and 1995 was $7,975,119 and $6,691,311, respectively, and statutory net income for the years ended December 31, 1996 and 1995 was $1,260,999 and $601,970,
respectively. In September 1996, the Surety Company paid a dividend of $336,242 to its shareholder. The maximum dividend that may be paid without the approval prior to October 1997 is approximately $332,000. After September 1997 the maximum dividend that may be paid without prior approval is approximately $798,000, less any dividends paid during the previous twelve months.

Subject to these restrictions, dividends may be paid as determined by the Board of Directors.

Stock options and warrants:

In November 1993 the Company granted incentive stock options to selected individuals to purchase 186,000 shares of common stock (35,000 shares and 151,000 shares at an exercise price of $4.95 and $4.50, respectively). 500 of these incentive stock options were cancelled in December 1995. These options become exercisable over a five-year period commencing one year after the date of grant.

In November 1993 the Company granted non-qualified stock options to selected individuals to purchase 81,000 shares of common stock at an exercise price of $4.50 per share. These options vested immediately, and are exercisable for a ten-year period after the date of grant.

 In July 1993, the Company issued a warrant to an underwriter to purchase 4,800 shares of common stock at an exercise price of $4.50 per share of common stock until July 1996. The exercise price then increases by $.45 per share until July 1999. The warrant expires July 2000.

The Company sold to the underwriter, for nominal consideration in connection with the initial public offering, warrants to purchase 100,000 shares of common stock at an exercise price of $6.00 per share. These warrants became exercisable during a four-year period commencing August 1995, and they expire August 1999.

In February 1995, the Company granted incentive stock options to selected individuals to purchase 19,000 shares of common stock at an exercise price of $5.00 per share. These options vest over a four-year period and are exercisable for a ten-year period after the date of grant. In September 1995, 2,000 of these incentive stock options were canceled.

In February 1995, the Company granted incentive stock options to an individual to purchase 15,000 shares of common stock at an exercise price of $5.50 per share. These options vest over a two-year period and are exercisable for a five-year period after the date of grant

In February 1995, the Company granted non-qualified stock options to selected individuals to purchase 8,000 shares of common stock at an exercise price of $5.00 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant. In June 1995, 4,000 of these non-qualified stock options were canceled.

In April 1995, the Company granted non-qualified and incentive stock options to a selected individual to purchase 10,000 and 30,000 shares, respectively, of common stock at an exercise price of $5.25 per share. The non-qualified stock option vested immediately, and is exercisable for a ten-year period after the date of the grant. The incentive stock option vests over a five-year period, and is exercisable for a ten-year period after the date of the grant.

On November 3, 1995, the Company adopted the Equity Incentive Plan for Key Employees and the non-qualified Equity Incentive Plan for Outside Directors whereby key employees and outside directors may be granted options to purchase shares of the Company's common stock at a price not less than the fair market value of such shares, as determined by the Company's Board of Directors, at the date on which the options are granted. The options are exercisable during the period selected by the Board of Directors, but no earlier than six months after the date of grant and no later than ten years from the date of grant. A total of 250,000 and 50,000 shares of common stock were reserved for issuance under the Key Employees and Outside Directors Plans, respectively.

As of December 31, 1996, reserved shares for stock options granted under all plans totaled approximately 665,000.

In January 1996, the Company granted incentive stock options to selected individuals to purchase 63,750 and 20,000 shares of common stock at an exercise price of $5.25 and $5.78 per share, respectively. These options all vest over a five-year period, and are exercisable for a ten-year and five-year period, respectively, after the date of the grant. 250 and 500 of these incentive stock options were cancelled in September and December 1995, respectively.

In January 1996, the Company granted non-qualified stock options to selected individuals to purchase 35,000 shares of common stock at an exercise price of $5.25 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant.

In May 1996, the Company granted non-qualified stock options to selected individuals to purchase 8,000 shares of common stock at an exercise price of $5.50 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant.

In December 1996, the Company granted incentive stock options to selected individuals to purchase 28,000 shares of common stock at an exercise price of $8 per share. These options vest over a five-year period, and are exercisable for a ten-year period after the date of grant.

In December 1996, the Company granted non-qualified stock options to selected individuals to purchase 64,000 shares of common stock at an exercise price of $8 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant.

Information regarding these plans is as follows:


                                            1996                                  1995
                                ------------------------------           ----------------------------
                                              Weighted Average                       Weighted Average
                                Shares        Exercise Price             Shares      Exercise Price
                                ------        ----------------           ------      ---------------
Options outstanding-
beginning of year               447,300           $5.00                  371,300          $4.95

Options granted                 218,000           $6.47                   76,000          $5.23
                                -------           -----                  -------          -----
Options outstanding-
end of year                     665,300           $5.48                  447,300          $5.00
                                =======           =====                  =======          =====

Weighted average fair value
of options, granted during
the year                         $3.20                                    $2.59
                                 =====                                    =====



The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." Accordingly, under SFAS No. 123, no compensation expense has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the accounting provision of SFAS No. 123, where the fair value of the stock option grants are recognized on a straight line basis over the vesting period of the grant, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1996                      1995

Net earnings - as reported                  $1,135,370               $705,125
Net earnings - pro forma                    $793,370                 $497,206
Earnings per share - as reported            $0.42                    $0.27
Earnings per share - pro forma              $0.29                    $0.19


For 1996 and 1995, no compensation expense has been recognized for stock options under the intrinsic value based method under APB No. 25.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the respective year of grant:


                                            1996                      1995

Dividend yield                              0%                         0%
Expected volatility                         50%                        50%
Risk-free interest rate                     5.4%                       6.2%
Expected life of option                     5 years                    5 years


The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                     Options Outstanding                           Options Exercisable
                       ----------------------------------------------        --------------------------------
                                         Weighted
Range of                Number            Average           Weighted            Number              Weighted
Exercise              Outstanding        Remaining          Average          Exercisable at          Average
Prices                at 12/31/96    Contractual Life    Exercise Price       12/31/96           Exercise Price
                      -------------------------------------------------      ----------------------------------

$4.50-$5.50             453,300          6.9 years           $4.84             323,600                $4.77
$5.78-$8.00             212,000          5.9 years           $6.85             164,000                $6.78
                      ----------------------------------------------         ----------------------------------
                        665,300          6.6 years           $5.48             487,600                $5.45
                      ============================================           ==================================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The answer to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act. See Part I for certain information regarding the Company's executive officers.


Item 10. Executive Compensation.

         The answer to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The answer to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act.


Item 12. Certain Relationships and Related Transactions.

         The answer to this item is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act.

Item 13.       Exhibits and Reports on Form 8-K.

         (a)   Financial Statements and exhibits filed:

               (1) Financial Statements included in Item 7 of this Form 10-KSB Report.

                                                                         Page

         Report of Independent Accountants                                12

         Consolidated Balance Sheets as of December 31, 1996 and 1995     13

         Consolidated Statements of Operations for the two years
           ended December 31, 1996 and 1995                               14

         Consolidated Statements of  Changes in Shareholders' Equity
           for the years ended December 31, 1996 and 1995                 15

         Consolidated Statements of Cash Flows for the
            years ended December 31, 1996 and 1995                        16

         Notes to the Consolidated Financial Statements                   17


                  (2) Exhibits

Exhibit No.   Description of Exhibit

(3.2)*        Amended and Restated Articles of Incorporation of the Registrant

(3.3)**       By-laws of Registrant

(10.1)***     Reinsurance Treaty with Transatlantic Reinsurance Company dated
              March 1, 1995

              Management Contracts and Compensatory Plans or Arrangements

(10.2)***     Amended and Restated Employment Agreement between the Company and
              Kenneth L. Brier dated March 8, 1996

(10.3)***     Amended and Restated Employment Agreement between the Company and
              Ted A. Drauschak dated March 8, 1996

(10.4) Amended and Restated Employment Agreement between the Company and Stephen C. Fletcher dated September 26, 1996

(10.5) Amended and Restated Employment Agreement between the Company and Joel D. Cooperman dated June 14, 1996

(10.6)** 1993 Non-Qualified Stock Option Plan and Form of 1993 Non-Qualified Stock Option Agreement

Item 13. (continued)   Exhibits and Reports on Form 8-k

(10.7)**       1993 Incentive Stock Option Plan and Form of 1993 Incentive
                  Stock Option Agreement

(10.8)****     1995 Equity Incentive Plan for Key Employees

(10.9)*****    1995 Equity Incentive Plan for Outside Directors

               Other Material Contracts

(10.10)***     Amended and Restated Services Agreement dated December 31, 1995 between the Company and The Surety Company

(10.11)***     Summary of First, Second, Third, and Fourth Surety Excess of
               Loss Reinsurance Agreement dated November 1, 1995

(10.12) Summary of First, Second, Third, and Fourth Surety Excess of Loss Reinsurance Agreement dated November 1, 1996

(20) Proxy Statement relating to the 1997 Annual Meeting of Shareholders (to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act)

(21)           Subsidiaries of the Company

(23)           Consent of Independent Public Accountants

(27)           Financial Data Schedule

         (b)   Reports on Form 8-K:

         During the quarter ended December 31, 1996, the Registrant did not file any reports on Form 8-K.


*     Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-QSB quarterly report for the period ended March 31, 1996.

**    Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994.

***   Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-KSB Annual Report for the year ended December 31, 1996.

****  Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form S-8 Registration Statement No. 333-23055 filed on March 10, 1997.

***** Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form S-8 Registration Statement No. 333-23057 filed on March 10, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27,1997                     MOUNTBATTEN, INC.



                                  By      /s/ Kenneth L. Brier
                                  -------------------------------
                                          Kenneth L. Brier
                                          President and Chief Executive Officer
                                          (principal executive officer)



                                  By       /s/ Joel D. Cooperman
                                  -------------------------------
                                           Joel D. Cooperman
                                           Vice President, Finance, Treasurer,
                                           and Chief Financial Officer
                                           (principal financial and
                                            accounting officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                     TITLE                         DATE



    /s/ Kenneth L. Brier       President, Chief                 March 27, 1997
--------------------------     Executive Officer,
    Kenneth L. Brier           and Director (principal
                               executive officer)


    /s/ Ted Drauschak          Executive Vice President,        March 27, 1997
--------------------------     Secretary, and Director
    Ted Drauschak


    /s/ Joel D. Cooperman      Vice President, Finance,         March 27, 1997
--------------------------     Treasurer, and Chief Financial
    Joel D. Cooperman          Officer (principal financial
                               and accounting officer)


   /s/ J. Michael Adams        Director                         March 27, 1997
--------------------------
   J. Michael Adams


   /s/ Thomas P. Garry        Director                          March 27, 1997
--------------------------
   Thomas P. Garry

                                 Exhibit Index

(3.2)*        Amended and Restated Articles of Incorporation of the Registrant

(3.3)**       By-laws of Registrant

(10.1)***     Reinsurance Treaty with Transatlantic Reinsurance Company dated
                March 1, 1995

              Management Contracts and Compensatory Plans or Arrangements

(10.2)***     Amended and Restated Employment Agreement between the Company and
                Kenneth L. Brier dated March 8, 1996

(10.3)***     Amended and Restated Employment Agreement between the Company and
                Ted A. Drauschak dated March 8, 1996

(10.4)        Amended and Restated Employment Agreement between the Company and
                Stephen C. Fletcher dated September 26, 1996

(10.5)        Amended and Restated Employment Agreement between the Company and
                Joel D. Cooperman dated June 14, 1996

(10.6)**      1993 Non-Qualified Stock Option Plan and Form of 1993 Non-
                Qualified Stock Option Agreement

(10.7)**      1993 Incentive Stock Option Plan and Form of 1993 Incentive
                Stock Option Agreement

(10.8)****    1995 Equity Incentive Plan for Key Employees

(10.9)*****   1995 Equity Incentive Plan for Outside Directors

              Other Material Contracts

(10.10)***    Amended and Restated Services Agreement dated December 31, 1995 between the Company and The Surety Company

(10.11)***    Summary of  First, Second, Third, and Fourth Surety Excess of
                Loss Reinsurance Agreement dated November 1, 1995

(10.12)       Summary of First, Second, Third, and Fourth Surety Excess of Loss
                Reinsurance Agreement dated November 1, 1996

(20)          Proxy Statement relating to the 1997 Annual Meeting
                of Shareholders (to be filed with the Commission pursuant to Rule 14a-6(b) under the Exchange Act)

(21)          Subsidiaries of the Company

(23)          Consent of Independent Public Accountants

(27)          Financial Data Schedule

*      Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-QSB quarterly report for the period ended March 31,1996.

**     Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994.

***    Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-KSB Annual Report for the year ended December 31, 1996.

****   Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form S-8 Registration Statement No. 333-23055 filed on March 10, 1997.

*****  Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form S-8 Registration Statement No. 33-23057 filed on March 10, 1997.