Form 10QSB
period 1997-03-31
MOUNTBATTEN INC
filed 1997-05-14
CIK 922597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                   FORM 10-QSB

(Mark One)

  X  QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT
-----
OF 1934

For the quarterly period ended March 31, 1997


____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

                         Commission file number 0-24638
                                                -------

                                MOUNTBATTEN, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

Pennsylvania                                          23-2633708
---------------------------------          ----------------------------------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                 19004
---------------------------------                       -----------
(Address of principal executive offices)                (Zip Code)

                                 (610) 664-2259
                                 --------------
                           (Issuer's telephone number)

                                       n/a
                            --------------------------
         (Former name, former address, and former fiscal year if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
-----   ---

APPLICABLE ONLY TO CORPORATE ISSUERS:
         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                             Outstanding at May 9, 1997
 -------------------------------------            --------------------------
         Common Stock                                      2,528,530
         Par value $.001 per share

     Transitional Small Business Disclosure Format (check one) YES    NO X
                                                                  ---   ---

Part I. Financial Information
Item 1. Financial Statements

                       Mountbatten, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                              As of              As of
                                                            March 31,         December 31,
ASSETS                                                        1997               1996
                                                              ----               ----
                                                          (unaudited)
Fixed maturities
Available for sale, at fair value (amortized cost
of $7,695,049 and $8,596,475, respectively)                $7,499,645         $8,487,946

Cash and cash equivalents                                     436,588            759,749
Premiums receivable                                           753,786            562,820
Reinsurance receivable                                        274,019            294,911
Subrogation receivable                                        577,420            606,476
Accrued investment income                                     152,782             60,196
Property and equipment, net                                    80,741             56,838
Deferred acquisition costs                                    459,866            393,447
Prepaid reinsurance premiums                                  484,808
Deferred tax asset                                             55,039             32,223
Other assets                                                  191,652              4,215
                                                          -----------        -----------
           TOTAL ASSETS                                   $10,966,346        $11,258,821
                                                          ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses                  $947,952         $1,153,270
Unearned premiums                                           1,057,639            954,101
Reinsurance premium payable                                                      353,834
Accrued expenses and other liabilities                        162,405            254,927
Federal income taxes payable                                  149,532            161,505
                                                          -----------        -----------

          TOTAL LIABILITIES                                 2,317,528          2,877,637
                                                          -----------        -----------

Shareholders' Equity

 Common stock, par value $.001 per share;
   Authorized 20,000,000 shares; issued and
   and outstanding,  2,528,530 shares.                          2,529              2,529
Additional paid in capital                                  6,762,934          6,762,934
Net unrealized depreciation, fixed                           (128,967)           (71,629)
maturities
Retained earnings                                           2,012,322          1,687,350
                                                          -----------        -----------

          TOTAL SHAREHOLDERS' EQUITY                        8,648,818          8,381,184
                                                          -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                               $10,966,346        $11,258,821
                                                          ===========        ===========

    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                    Three months ended
                                                          March 31,
                                                     1997            1996
                                                     ----            ----
Underwriting:
  Gross written premiums                         $1,758,600      $1,615,039
  Premiums ceded                                   (279,266)       (276,582)
                                                 ----------      ----------

  Net written premiums                            1,479,334       1,338,457

  Change in unearned premium                       (103,538)        (93,859)
                                                 ----------      ----------

  Net earned premiums                             1,375,796       1,244,598
                                                 ----------      ----------

  Claims and claims adjustment expenses            (32,755)          87,121
  Commission expense                                481,828         496,369
  Salaries and benefits                             334,907         224,698
  Professional fees                                  29,279          29,125
  Other operating expenses                          188,759         154,954
                                                 ----------      ----------
                                                  1,002,018         992,267
                                                 ----------      ----------
Underwriting income                                 373,778         252,331

Interest income                                     118,605          99,610
                                                 ----------      ----------

Income before income taxes                          492,383         351,941

Provision for income taxes                          167,411         103,823
                                                 ----------      ----------

Net income                                       $  324,972      $  248,118
                                                 ==========      ==========



Primary earnings per share:                           $0.12           $0.10

Weighted average shares outstanding               2,777,103       2,603,605



    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                     Three months ended
                                                                        March 31,
                                                                   1997               1996
                                                                   ----               ----
Operating activities:
   Net income                                                    $324,972            $248,118
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  8,538               4,191
     Change in:
        Premiums receivable                                      (190,966)           (376,931)
        Reinsurance receivable                                                              -
                                                                   20,892
        Subrogation recoverable                                    29,056             (57,691)
        Accrued investment income                                 (92,586)            (97,585)
        Unearned premiums                                         103,538              93,859
        Unpaid claims and claim adjustment
        Expenses                                                 (205,318)             68,652
        Prepaid reinsurance premiums                             (838,642)             25,332
        Accrued expenses and other liabilities                    (92,279)            232,323
        Deferred acquisition costs                                (66,419)            (41,298)
        Deferred tax asset                                        (22,816)            (29,685)
        Federal income taxes payable                              (11,973)           (156,977)
        Other, net                                               (158,142)            (32,106)
                                                               ----------           ---------

Net cash provided by (used in) operating activities            (1,192,145)           (119,798)
                                                               ----------           ---------


Investing activities:
   Purchase of equipment                                          (32,442)             (6,500)
   Purchase of investments                                       (238,063)           (289,535)
   Maturities of investments                                    1,139,489              38,907
                                                               ----------           ---------

Net cash provided by (used in) investing activities               868,984            (257,128)
                                                               ----------           ---------

Net increase (decrease) in cash and cash equivalents             (323,161)           (376,926)

Cash and cash equivalents at beginning of period                  759,749             755,639
                                                               ----------           ---------

Cash and cash equivalents at end of period                       $436,588            $378,713
                                                               ==========           =========

Supplemental disclosure of cash flow information:

The Company made payments of $175,000 and $260,800 during the three months ended March 31, 1997 and 1996 for federal income taxes, respectively.

    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)
Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations in February 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company") and HMS Dreadnought, Inc.("Dreadnought"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, and Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, Indiana, Tennessee, Connecticut, Mississippi, Illinois, Mississippi, and the District of Columbia. In these jurisdictions, the Surety Company underwrites primarily construction and performance bonds through independent agents and brokers. Dreadnought commenced operations in February 1997, and provides escrow, dispute resolution, claims handling, and construction management services to Mountbatten. (Mountbatten together with the Surety Company and Dreadnought are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Mountbatten, Inc.and its subsidiaries. The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of the surety bond business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1997. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Mountbatten's Report on Form 10-KSB for the year ended December 31, 1996.


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


Investments:

The Company invests in U.S. Treasury securities with maturities ranging from several months to five years. The Company's investments in debt securities are classified as available-for-sale. Accordingly, any changes in carrying value are reflected as adjustments to Shareholders' Equity.

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


Note 3 - Income Taxes

The Company files a consolidated income tax return with its wholly owned subsidiaries, and is a party to a tax sharing agreement. The Company had a deferred tax asset of $55,039 and $32,223 at March 31, 1997 and December 31, 1996, respectively.


Note 4 - Reinsurance

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

Effective November 1995, the reinsurance program required that the Company not write any bond exceeding $5 million or bonds on the same work program in favor of the principal exceeding $7.5 million in the aggregate. The work program limit of $7.5 million increased to $10 million effective November 1996.

Note 5 - Statutory Surplus and Dividend Restrictions

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

Note 6 - Unpaid Claims and Claim Adjustment Expenses and Reinsurance Receivable

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Included in loss reserves at March 31, 1997 and December 31, 1996 are case reserves totaling $524,503 and $634,156, respectively, and IBNR reserves of $423,449 and $519,114, respectively.

Reinsurance receivable of $274,019 at March 31, 1997 includes $269,534 related to unpaid losses, offset by $30,083 received from the reinsurer as an overpayment, and $34,568 related to paid losses.

Reinsurance receivable of $294,911 at December 31, 1996 includes $324,994 related to unpaid losses, offset by $30,083 received from the reinsurer as an overpayment.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company's principal business activity is to underwrite surety bonds through its wholly owned subsidiary, the Surety Company. The Surety Company wrote its first bond in October 1992. In May 1994, the Surety Company received a Treasury Listing (the "T-Listing") to write federally required bonds anywhere in the United States and its territories. The following table sets forth information, chronologically, with respect to those jurisdictions in which the Surety Company is presently licensed to write bonds:

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

In addition, the Surety Company has applied for a license to underwrite bonds in Alabama, Georgia, North Carolina, and West Virginia, and anticipates filing license applications in various other states.


Results of Operations

         Three months ended March 31, 1997 compared to three months ended March 31, 1996:

During the three-month period ended March 31, 1997, the Surety Company generated $1,758,600 of gross written premiums, compared to $1,615,039 of gross written premiums during the three-month period ended March 31, 1996, representing an increase of $143,561 or 9%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed prior to 1996, and to a lesser degree the initial penetration of the states in which the Surety Company became licensed during 1996.

For the three months ended March 31, 1997, gross ceded reinsurance premiums totaled $279,266, representing approximately 15.88% of gross written premiums. For the three months ended March 31, 1996, gross ceded reinsurance premiums totaled $276,582, representing approximately 17.1% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums, offset by a lower reinsurance rate afforded the Surety Company under the reinsurance agreement that became effective on November 1, 1996.

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

Prior to November 1996, the reinsurance program required that the Company not write any bond exceeding $5 million or bonds on the same work program in favor of the principal exceeding $7.5 million in the aggregate. The work program limit of $7.5 million increased to $10 million effective November 1996.

For the three months ended March 31, 1997, claims and claim adjustment expenses incurred resulted in a benefit of $32,755 (or an incurred loss and loss adjustment expense benefit ratio of 2.4%), related almost entirely to favorable development on prior accident years. For the three months ended March 31, 1996, claims and claim adjustment expenses incurred were $87,121 (or an incurred loss and loss adjustment expense ratio of 7%), consisting solely of IBNR.

A limited number of claims have been filed on the Surety Company's bonds. Accordingly, at March 31, 1997 the Surety Company has established case reserves of $524,503, gross of reinsurance, to provide for future claims and claim adjustment expense payments.

For the three months ended March 31, 1997, commission expenses were $481,828, representing approximately 27.4% of gross written premiums, compared to $496,369, or approximately 30.7% of gross written premiums, for the three months ended March 31, 1996. The decrease in commission expenses in 1997 relates primarily to a slightly higher level of "bonus" commissions paid in the 1996 period versus the 1997 period.

For the three-month periods ended March 31, 1997 and 1996, the Company incurred salary and benefits costs of $334,907 and $224,698, respectively. The increase in salary and benefit costs in 1997 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

For the three months ended March 31, 1997, the Company incurred $29,279 for professional services and $188,759 for other operating expenses, compared to $29,125 and $154,954, respectively, for the similar period in 1996. The increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the three-month periods ended March 31, 1997 and 1996, the Company generated $118,605 and $99,610, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for the 1997 and 1996 periods was 5.5% and 5.7%, respectively. The increase in interest income in 1997 is the result of an increased level of average invested assets, offset by a slightly lower yield.

The provision for income taxes for the three months ended March 31, 1997 was $167,411 (an effective tax rate of 34%), as compared to $103,823 (an effective tax rate of 30%) for 1996.

Net income for the three months ended March 31, 1997 was $324,972, as compared to $248,118 for the three months ended March 31, 1996, an increase of $76,854, or 31%.

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

During 1997, approximately $228,000 of the Company's cash and investment portfolio was converted to U.S. Treasury Notes in conjunction with the final licensure requirements of the State of South Carolina. Management anticipates that additional "deposits" will be required in those states in which the Surety Company intends to seek a license to write surety bonds.

The Company had approximately $7,936,000 of investments and cash equivalents at March 31, 1997, and approximately $9,248,000 of investments and cash equivalents at December 31, 1996. The decrease in investments and cash equivalents at March 31, 1997 results primarily from the payment of federal and state tax obligations, reinsurance premiums, case reserves, and accrued liabilities that existed at December 31, 1996.

The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $8,310,532 at March 31, 1997, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

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


May 12, 1997                    MOUNTBATTEN, INC.




                                By /s/ Kenneth L. Brier
                                --------------------------
                                Kenneth L. Brier
                                President and Chief Executive Officer
                                (principal executive officer)




                                By /s/ Joel D. Cooperman
                                ---------------------------
                                Joel D. Cooperman
                                Vice President, Finance, Treasurer, and
                                Chief Financial Officer
                                (principal financial and accounting officer)

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