Form 10QSB
period 1997-06-30
MOUNTBATTEN INC
filed 1997-08-14
CIK 922597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB

(Mark One)

__X__ QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended June 30, 1997


_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period from __________to __________.

                         Commission file number 0-24638

                                MOUNTBATTEN, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

Pennsylvania                                           23-2633708
----------------------------                  ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                    19004
----------------------------                  ---------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (610) 664-2259
                                 --------------
                           (Issuer's telephone number)

                                       n/a
                                  --------------
         (Former name, former address, and former fiscal year if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No
____

APPLICABLE ONLY TO CORPORATE ISSUERS:
         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           Class                                Outstanding at August 6, 1997
----------------------------                  ---------------------------------

        Common Stock                                      2,528,530
   Par value $.001 per share

     Transitional Small Business Disclosure Format (check one ) YES___ NO X

Part I. Financial Information
Item 1. Financial Statements

                       Mountbatten, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                        As of         As of
                                                       June 30,    December 31,
ASSETS                                                   1997          1996
                                                         ----          ----
                                                     (unaudited)
Fixed maturities
Available for sale, at fair value (amortized cost
of $7,221,160 and $8,596,475, respectively)         $  7,101,598   $  8,487,946

Cash and cash equivalents                                555,150        759,749
Premiums receivable                                    1,410,014        562,820
Miscellaneous accounts receivable                        214,739          2,200
Reinsurance receivable                                   303,611        294,911
Subrogation receivable                                   734,948        606,476
Accrued investment income                                104,194         60,196
Property and equipment, net                               80,540         56,838
Deferred acquisition costs                               614,587        393,447
Prepaid reinsurance premiums                             467,747
Deferred tax asset                                        29,253         32,223
Other assets                                             246,296          2,015
                                                    ------------   ------------
           TOTAL ASSETS                             $ 11,862,677   $ 11,258,821
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses         $  1,031,143   $  1,153,270
Unearned premiums                                      1,427,007        954,101
Reinsurance premium payable                              353,834
Accrued expenses and other liabilities                    84,478        254,927
Federal income taxes payable                             146,010        161,505
                                                    ------------   ------------

          TOTAL LIABILITIES                            2,688,638      2,877,637
                                                    ------------   ------------

Shareholders' Equity

 Common stock, par value $.001 per share;
   Authorized 20,000,000 shares; issued and
   and outstanding,  2,528,530 shares                      2,529          2,529
Additional paid in capital                             6,762,934      6,762,934
Net unrealized depreciation, fixed                       (78,911)       (71,629)
maturities
Retained earnings                                      2,487,487      1,687,350
                                                    ------------   ------------

          TOTAL SHAREHOLDERS' EQUITY                   9,174,039      8,381,184
                                                    ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                         $ 11,862,677   $ 11,258,821
                                                    ============   ============


    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)




                                                Six months ended
                                                     June 30,
                                              1997            1996
                                              ----            ----
Underwriting:
  Gross written premiums                  $ 4,383,755    $ 3,927,260
  Premiums ceded                             (696,140)      (671,561)
                                          -----------    -----------

  Net written premiums                      3,687,615      3,255,699

  Change in unearned premium                 (472,906)      (227,898)
                                          -----------    -----------

  Net earned premiums                       3,214,709      3,027,801
                                          -----------    -----------

  Claims and claims adjustment expenses       (62,049)       414,391
  Commission expense                        1,182,887      1,127,531
  Salaries and benefits                       639,357        480,040
  Professional fees                            66,909         79,060
  Other operating expenses                    396,914        329,684
                                          -----------    -----------
                                            2,224,018      2,430,706
                                          -----------    -----------

Underwriting income                           990,691        597,095

Interest income                               223,335        197,775
                                          -----------    -----------

Income before income taxes                  1,214,026        794,870

Provision for income taxes                    413,889        245,560
                                          -----------    -----------

Net income                                $   800,137    $   549,310
                                          ===========    ===========



Primary earnings per share:                     $0.29          $0.21

Weighted average shares outstanding         2,803,290      2,638,595



    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)




                                               Three months ended
                                                    June 30,
                                              1997            1996
                                              ----            ----
Underwriting:
  Gross written premiums                  $ 2,625,155    $ 2,312,221
  Premiums ceded                             (416,874)      (394,979)
                                          -----------    -----------

  Net written premiums                      2,208,281      1,917,242

  Change in unearned premium                 (369,368)      (134,039)
                                          -----------    -----------

  Net earned premiums                       1,838,913      1,783,203
                                          -----------    -----------

  Claims and claims adjustment expenses       (29,294)       327,269
  Commission expense                          704,951        631,163
  Salaries and benefits                       301,236        255,342
  Professional fees                            37,630         49,935
  Other operating expenses                    207,478        174,729
                                          -----------    -----------
                                            1,222,001      1,438,438
                                          -----------    -----------

Underwriting income                           616,912        344,765

Interest income                               104,730         98,166
                                          -----------    -----------


Income before income taxes                    721,642        442,931

Provision for income taxes                    246,478        141,738
                                          -----------    -----------

Net income                                $   475,164    $   301,193
                                          ===========    ===========



Primary earnings per share:                     $0.17          $0.11

Weighted average shares outstanding         2,826,901      2,673,584



    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                            Six months ended
                                                                June 30,
                                                         1997               1996
                                                         ----               ----
Operating activities:
   Net income                                          $   800,137    $   549,310
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                          17,827          9,752
     Change in:
        Premiums receivable                               (847,194)      (708,918)
        Miscellaneous accounts receivable                 (212,539)         2,600
        Reinsurance receivable                              (8,700)       (22,446)
        Subrogation recoverable                           (128,472)       (16,562)
        Accrued investment income                          (43,998)       (32,421)
        Unearned premiums                                  472,906        227,898
        Unpaid claims and claim adjustment expenses       (122,127)       353,617
        Prepaid reinsurance premiums                      (821,581)       169,061
        Accrued expenses and other liabilities            (170,327)      (169,319)
        Deferred acquisition costs                        (221,140)      (100,275)
        Deferred tax asset                                   2,970        (39,101)
        Federal income taxes payable                       (15,495)      (110,240)
        Other, net                                        (240,657)         5,404
                                                       -----------    -----------

Net cash provided by (used in) operating activities     (1,538,390)      (118,360)
                                                       -----------    -----------

Investing activities:
   Purchase of equipment                                   (41,529)       (20,677)
   Purchase of investments                                (238,616)      (286,295)
   Maturities of investments                             1,613,936        276,187
                                                       -----------    -----------

Net cash provided by (used in) investing activities      1,333,791        (30,785)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (204,599)       (87,575)

Cash and cash equivalents at beginning of period           759,749        755,639
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   555,150    $   843,214
                                                       ===========    ===========

Supplemental disclosure of cash flow information:

The Company made payments of $425,000 and $355,800 during the six months ended June 30, 1997 and 1996 for federal income taxes, respectively.

    The accompanying notes are an integral part of these financial statements

                       Mountbatten, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)
Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations in February 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company") and HMS Dreadnought, Inc. ("Dreadnought"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, and Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, Indiana, Tennessee, Connecticut, Mississippi, Illinois, South Carolina, West Virginia, Alabama, and the District of Columbia. In these jurisdictions, the Surety Company underwrites primarily construction and performance bonds through independent agents and brokers. Dreadnought commenced operations in February 1997, and provides escrow, dispute resolution, claims handling, and construction management services to Mountbatten. (Mountbatten together with the Surety Company and Dreadnought are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Mountbatten, Inc. and its subsidiaries. The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of the surety bond business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Operating results for the six and three month periods ended June 30, 1997 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1997. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Mountbatten's Report on Form 10-KSB for the year ended December 31, 1996.


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

Miscellaneous accounts receivable:

Miscellaneous accounts receivable primarily represents amounts invoiced for claims management services and job completion activities performed by Dreadnought.


Reinsurance receivable:

Reinsurance receivable is an estimate of amounts to be received from the Surety Company's reinsurers on ceded paid and unpaid losses.


Subrogation recoverable:

The Surety Company requires bond applicants to enter into an indemnity agreement which obligates the insured to reimburse the Surety Company for any claims paid and costs incurred that are related to the bond. Subrogation recoverable represents amounts estimated to be recovered by the Surety Company from bonded principals for claim costs incurred by the Surety Company after a failure of a bonded principal to fulfill a bonded obligation. The Company records subrogation recoverable when a claim is incurred and it is highly probable that the costs will be recovered. Changes in estimates of subrogation recoverable are credited or charged to income in the period in which they are determined and are included in claims and claim adjustment expenses.


Unpaid claims and claims adjustment expenses:

The reserve for claims and claim adjustment expenses is based on management's individual case estimates of the ultimate future payments to be made on reported claims and related expenses, and on estimates for incurred but not reported ("IBNR") claims. Individual case reserve estimates represent management's best estimate of the ultimate unpaid liability remaining on each claim, regardless of any collateral sources that may exist (i.e.: subrogation and/or reinsurance receivable), and are revised by management as new information becomes available. Changes in these estimates are charged or credited to income in the period in which they are determined. Claim adjustment expenses include costs associated directly with specific claims paid or in the process of settlement.


Note 3 - Income Taxes

The Company files a consolidated income tax return with its wholly owned subsidiaries, and is a party to a tax sharing agreement. The Company had a deferred tax asset of $29,253 and $32,223 at June 30, 1997 and December 31, 1996, respectively.


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


Note 5 - Statutory Surplus and Dividend Restrictions

The Surety Company is subject to minimum surplus requirements under the Commonwealth of Pennsylvania insurance laws and regulations. Under applicable Pennsylvania laws and regulations, the Surety Company is required to maintain a minimum of $1,125,000 of paid in capital. The maximum amount of dividends, which can be paid by the Surety Company to shareholders without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory surplus.


Note 6 - Unpaid Claims and Claim Adjustment Expenses and Reinsurance Receivable

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Included in loss reserves at June 30, 1997 and December 31, 1996 are case reserves totaling $583,407 and $634,156, respectively, and IBNR reserves of $447,736 and $519,114, respectively.

Reinsurance receivable of $303,611 at June 30, 1997 includes $198,510 related to unpaid losses, offset by $30,083 received from the reinsurer as an overpayment, and $135,184 related to paid losses.

Reinsurance receivable of $294,911 at December 31, 1996 includes $324,994 related to unpaid losses, offset by $30,083 received from the reinsurer as an overpayment.


Note 7 - Shareholders' Equity

In May 1997, the Company granted non-qualified stock options to selected individuals to purchase 10,000 shares of common stock at an exercise price of $8.50 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted incentive stock options to selected individuals to purchase 7,500 shares of common stock at an exercise price of $8.50 per share. These options vest over a five-year period, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted non-qualified stock options to selected individuals to purchase 25,000 shares of common stock at an exercise price of $8.50 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant.

All of the above stock options were granted at exercise prices equal to the market value of the underlying stock as of the date of grant. Accordingly, no compensation expense related to these grants has been recorded.

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

State                               Date of Admission
-----                               -----------------
Pennsylvania                        September 11, 1992
Delaware                            July 13, 1994
Maryland                            October 7, 1994
New Jersey                          June 30, 1995
Virginia                            August 17, 1995
District of Columbia                September 1, 1995
New York                            October 19, 1995
Ohio                                November 28, 1995
Kentucky                            April 26, 1996
Tennessee                           September 23, 1996
Indiana                             September 30, 1996
Connecticut                         December 1, 1996
Mississippi                         December 1, 1996
Illinois                            December 5, 1996
South Carolina                      February 3, 1997
West Virginia                       May 8, 1997
Alabama                             August 6, 1997

In addition, the Surety Company has applied for a license to underwrite bonds in Georgia, North Carolina, and anticipates filing license applications in various other states.


Results of Operations

         Six months ended June 30, 1997 compared to six months ended June 30, 1996:

During the six-month period ended June 30, 1997, the Surety Company generated $4,383,755 of gross written premiums, compared to $3,927,260 of gross written premiums during the six-month period ended June 30, 1996, representing an increase of $456,495 or 12%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed in late 1995 and throughout 1996.

For the six months ended June 30, 1997, gross ceded reinsurance premiums totaled $696,140, representing approximately 15.88% of gross written premiums. For the six months ended June 30, 1996, gross ceded reinsurance premiums totaled $671,561, representing approximately 17.1% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums, offset by a lower reinsurance rate afforded the Surety Company under the reinsurance agreement that became effective on November 1, 1996.

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

For the six months ended June 30, 1997, claims and claim adjustment expenses incurred resulted in a benefit of $62,049 (or an incurred loss and loss adjustment expense benefit ratio of 1.9%), related to favorable development on prior accident years, and from favorable claims adjustment expense experience. For the six months ended June 30, 1996, claims and claim adjustment expenses incurred were $414,391 (or an incurred loss and loss adjustment expense ratio of 13.7%), consisting for the most part of IBNR ($257,363, or 8.5% of net earned premiums) and one other claim ($150,000, or 4.6% of net earned premiums).

A limited number of claims have been filed on the Surety Company's bonds. Accordingly, at June 30, 1997 the Surety Company has established IBNR and case reserves of $447,736 and $583,407, respectively, gross of reinsurance, to provide for future claims and claim adjustment expense payments.

For the six months ended June 30, 1997, commission expenses were $1,182,887, compared to $1,127,531 for the six months ended June 30, 1996. The increase in commission expenses in 1997 relates to the higher level of gross written premiums versus the 1996 period.

For the six-month periods ended June 30, 1997 and 1996, the Company incurred salary and benefits costs of $639,357 and $480,040, respectively. The increase in salary and benefit costs in 1997 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

For the six months ended June 30, 1997, the Company incurred $66,909 for professional services and $396,914 for other operating expenses, compared to $79,060 and $329,684, respectively, for the similar period in 1996. The increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the six-month periods ended June 30, 1997 and 1996, the Company generated $223,335 and $197,775, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for the 1997 and 1996 periods was 5.4% and 5.6%, respectively. The increase in interest income in 1997 is the result of an increased level of average invested assets, offset by a slightly lower yield.

The provision for income taxes for the six months ended June 30, 1997 was $413,889 (an effective tax rate of 34%), as compared to $245,560 (an effective tax rate of 31%) for 1996.

Net income for the six months ended June 30, 1997 was $800,137, as compared to $549,310 for the six months ended June 30, 1996, an increase of $250,827, or 46%.


         Three months ended June 30, 1997 compared to three months ended June 30, 1996:

During the three-month period ended June 30, 1997, the Surety Company generated $2,625,155 of gross written premiums, compared to $2,312,221 of gross written premiums during the three-month period ended June 30, 1996, representing an increase of $312,934 or 14%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed in late 1995 and throughout 1996.

For the three months ended June 30, 1997, gross ceded reinsurance premiums totaled $416,874, representing approximately 15.88% of gross written premiums. For the three months ended June 30, 1996, gross ceded reinsurance premiums totaled $394,979, representing approximately 17.1% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums, offset by a lower reinsurance rate afforded the Surety Company under the reinsurance agreement that became effective on November 1, 1996.

For the three months ended June 30, 1997, claims and claim adjustment expenses incurred resulted in a benefit of $29,294 (or an incurred loss and loss adjustment expense benefit ratio of 1.6%), related to favorable development on prior accident years, and from favorable claims adjustment expense experience. For the three months ended June 30, 1996, claims and claim adjustment expenses incurred were $327,269 (or an incurred loss and loss adjustment expense ratio of 18.4%), consisting for the most part of IBNR ($170,242, or 9.6% of net earned premiums) and one other claim ($150,000, or 8.4% of net earned premiums).

For the three months ended June 30, 1997, commission expenses were $704,951, compared to $631,163 for the three months ended June 30, 1996. The increase in commission expenses in 1997 relates to the higher level of gross written premiums versus the 1996 period.

For the three-month periods ended June 30, 1997 and 1996, the Company incurred salary and benefits costs of $301,236 and $255,342, respectively. The increase in salary and benefit costs in 1997 reflects an increase in the number of employees, including additional underwriters and related support personnel, as well as increased compensation levels.

For the three months ended June 30, 1997, the Company incurred $37,630 for professional services and $207,478 for other operating expenses, compared to $49,935 and $174,729, respectively, for the similar period in 1996. The increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the three-month periods ended June 30, 1997 and 1996, the Company generated $104,730 and $98,166, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for the 1997 and 1996 periods was 5.4%. The increase in interest income in 1997 is the result of an increased level of average invested assets.

The provision for income taxes for the three months ended June 30, 1997 was $264,478 (an effective tax rate of 34%), as compared to $141,738 (an effective tax rate of 32%) for 1996.

Net income for the three months ended June 30, 1997 was $475,164, as compared to $301,193 for the three months ended June 30, 1996, an increase of $173,971, or 58%.


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

The Company had approximately $7,657,000 of investments and cash equivalents at June 30, 1997, and approximately $9,248,000 of investments and cash equivalents at December 31, 1996. The decrease in investments and cash equivalents at June 30, 1997 results primarily from the payment of federal and state tax obligations, reinsurance premiums, case reserves, and accrued liabilities that existed at December 31, 1996.

The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $8,715,000 at June 30, 1997, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

                           PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on May 14, 1997. The matters voted upon at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for director, are set forth as follows:

         1.       The following persons were elected as directors:

Name of Nominee            No. of Votes "For"          No. of Votes "Withheld"

Kenneth L. Brier           2,384,273                   500
                           -----------------           ---
Ted A. Drauschak           2,384,273                   500
                           -----------------           ---
J. Michael Adams           2,384,273                   500
                           -----------------           ---
Thomas P. Garry            2,384,273                   500
                           -----------------           ---

         2. The proposal to elect of Price Waterhouse LLP as auditors for the Company for 1997:

                           For             2,383,273
                                           -------------
                           Against         1,000
                                           -------------
                           Abstain         500
                                           -------------

         3. The proposal to amend the Company's 1995 Equity Incentive Plan for Key Employees:

                           For             2,179,648
                                           -------------
                           Against         43,100
                                           -------------
                           Abstain         8,000
                                           -------------

         4. The proposal to amend the Company's 1995 Equity Incentive Plan for Outside Directors:

                           For             2,174,998
                                           -------------
                           Against         47,750
                                           -------------
                           Abstain         8,000
                                           -------------

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit 3.2 Amended and Restated Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-QSB report for the quarter ended June 30, 1996)

         Exhibit 3.3 By-Laws of Registrant (incorporated by reference to Exhibit
         3.3 of Registrant's Form SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994)

         Exhibit 10.1 1995 Equity Incentive Plan for Key Employees, as amended

         Exhibit 10.2 1995 Equity Incentive Plan for Outside Directors, as amended

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


August 12, 1997                    MOUNTBATTEN, INC.




                                   By    /s/ Kenneth L. Brier
                                   -----------------------------
                                   Kenneth L. Brier
                                   President and Chief Executive Officer
                                   (principal executive officer)




                                   By     /s/ Joel D. Cooperman
                                   -----------------------------
                                   Joel D. Cooperman
                                   Vice President, Finance, Treasurer, and
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                  Exhibit Index

Exhibit No.       Description of Exhibit

3.2 Amended and Restated Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.2 of Registrant's Form 10-QSB report for the quarter ended June 30,
                  1996)

3.3 By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 of Registrant's Form SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994)

10.1              1995 Equity Incentive Plan for Key Employees

10.2              1995 Equity Incentive Plan for Outside Directors

11                Computation of Eanings per Share

27                Financial Data Schedule