Form 10QSB
period 1997-09-30
MOUNTBATTEN INC
filed 1997-11-14
CIK 922597

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                  FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934

For the quarterly period ended September 30, 1997


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

For the transition period from __________to __________.

                                           Commission file number 0-24638
                                                                 ---------

                               MOUNTBATTEN, INC.
     --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Pennsylvania                                      23-2633708
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                            19004
----------------------------------------                         ------------
(Address of principal executive offices)                          (Zip Code)

                                (610) 664-2259
                         -----------------------------
                          (Issuer's telephone number)

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

Yes   X     No
    -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

               Class                          Outstanding at November 6, 1997
               -----                          -------------------------------
            Common Stock                                2,528,530
     Par value $.001 per share

    Transitional Small Business Disclosure Format (check one ) YES     NO   X
                                                                   ---     ---

Part I. Financial Information
Item 1. Financial Statements

                      Mountbatten, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                     As of            As of
                                                  September 30,     December 31,
ASSETS                                               1997              1996
                                                     ----              ----
                                                  (unaudited)
Fixed maturities
Available for sale, at fair value (amortized
cost of $6,404,757 and $8,596,475,
respectively) ................................   $  6,345,993    $  8,487,946

Cash and cash equivalents ....................      1,931,888         759,749
Premiums receivable ..........................      1,728,409         562,820
Miscellaneous accounts receivable ............        148,073           2,200
Reinsurance receivable .......................        224,048         294,911
Subrogation receivable .......................      1,130,168         606,476
Accrued investment income ....................        151,342          60,196
Property and equipment, net ..................         85,525          56,838
Deferred acquisition costs ...................        708,744         393,447
Prepaid reinsurance premiums .................        409,054
Deferred tax asset ...........................          8,582          32,223
Other assets .................................        151,414           2,015
                                                 ------------    ------------
           TOTAL ASSETS ......................   $ 13,023,240    $ 11,258,821
                                                 ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses ..   $    985,447    $  1,153,270
Unearned premiums ............................      1,681,809         954,101
Reinsurance premium payable ..................                        353,834
Accrued expenses and other liabilities .......        104,661         254,927
Job funds held on deposit ....................         28,182
Federal income taxes payable .................        438,841         161,505
                                                 ------------    ------------
          TOTAL LIABILITIES ..................      3,238,940       2,877,637
                                                 ------------    ------------
Shareholders' Equity

Common stock, par value $.001 per share;
   Authorized 20,000,000 shares; issued and
   and outstanding,  2,528,530 shares ........          2,529           2,529
Additional paid in capital ...................      6,762,934       6,762,934
Net unrealized depreciation, fixed
maturities ...................................        (38,784)        (71,629)
Retained earnings ............................      3,057,621       1,687,350
                                                 ------------    ------------

          TOTAL SHAREHOLDERS' EQUITY .........      9,784,300       8,381,184
                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $ 13,023,240    $ 11,258,821
                                                 ============    ============


   The accompanying notes are an integral part of these financial statements

                      Mountbatten, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (unaudited)




                                                      Nine months ended
                                                         September 30,

                                                     1997            1996
                                                     ----            ----
Underwriting:
  Gross written premiums ...................     $ 7,566,481      $ 6,391,122
  Premiums ceded ...........................      (1,154,645)      (1,092,884)
                                                 -----------      -----------

  Net written premiums .....................       6,411,836        5,298,238

  Change in unearned premium ...............        (727,708)        (370,877)
                                                 -----------      -----------

  Net earned premiums ......................       5,684,128        4,927,361
                                                 -----------      -----------

  Claims and claims adjustment expenses ....         154,907          575,853
  Commission expense .......................       2,116,807        1,812,397
  Salaries and benefits ....................         999,245          758,309
  Professional fees ........................         108,025          110,006
  Other operating expenses .................         646,665          505,197
                                                 -----------      -----------
                                                   4,025,649        3,761,762
                                                 -----------      -----------

Underwriting income ........................       1,658,479        1,165,599

Interest income ............................         329,112          305,482
Fee income .................................          89,400
                                                 -----------      -----------

Income before income taxes .................       2,076,991        1,471,081

Provision for income taxes .................         706,720          461,948
                                                 -----------      -----------

Net income .................................     $ 1,370,271      $ 1,009,133
                                                 ===========      ===========


Primary earnings per share: ................     $      0.49      $      0.38

Weighted average shares outstanding ........       2,823,230        2,670,035


   The accompanying notes are an integral part of these financial statements

                      Mountbatten, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (unaudited)




                                                    Three months ended
                                                        September 30,
                                                     1997            1996
                                                     ----            ----
Underwriting:
  Gross written premiums ...................     $ 3,182,726      $ 2,463,862
  Premiums ceded ...........................        (458,505)        (421,323)
                                                 -----------      -----------

  Net written premiums .....................       2,724,221        2,042,539

  Change in unearned premium ...............        (254,802)        (142,979)
                                                 -----------      -----------

  Net earned premiums ......................       2,469,419        1,899,560
                                                 -----------      -----------

  Claims and claims adjustment expenses ....         216,956          161,462
  Commission expense .......................         933,920          684,866
  Salaries and benefits ....................         359,888          278,269
  Professional fees ........................          41,116           30,946
  Other operating expenses .................         249,751          175,513
                                                 -----------      -----------
                                                   1,801,631        1,331,056
                                                 -----------      -----------

Underwriting income ........................         667,788          568,504

Interest income ............................         105,777          107,707
Fee income .................................          89,400
                                                 -----------      -----------

Income before income taxes .................         862,965          676,211

Provision for income taxes .................         292,831          216,388
                                                 -----------      -----------

Net income .................................     $   570,134      $   459,823
                                                 ===========      ===========


Primary earnings per share: ................     $      0.20      $      0.17

Weighted average shares outstanding ........       2,863,111        2,732,916



   The accompanying notes are an integral part of these financial statements

                      Mountbatten, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)



                                                            Nine months ended
                                                              September 30,
                                                          1997           1996
                                                          ----           ----
Operating activities:
   Net income ......................................  $ 1,370,271   $ 1,009,133
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization .................       28,657        16,330
     Change in:
        Premiums receivable ........................   (1,165,589)     (740,264)
        Miscellaneous accounts receivable ..........     (145,873)
        Reinsurance receivable .....................       70,863       191,903
        Subrogation recoverable ....................     (523,692)     (178,498)
        Accrued investment income ..................      (91,146)     (116,297)
        Unearned premiums ..........................      727,708       370,877
        Unpaid claims and claim adjustment expenses      (167,823)      518,574
        Prepaid reinsurance premiums ...............     (762,888)      198,577
        Accrued expenses and other liabilities .....     (150,144)     (120,167)
        Job funds held on deposit ..................       28,182
        Deferred acquisition costs .................     (315,297)     (163,185)
        Deferred tax asset .........................       23,641       (34,289)
        Federal income taxes payable ...............      277,336        36,128)
        Other, net .................................     (166,440)       73,208
                                                      -----------   -----------

Net cash provided by (used in) operating activities      (962,234)    1,062,030
                                                      -----------   -----------
Investing activities:
   Purchase of equipment ...........................      (57,344)      (27,997)
   Purchase of investments .........................     (640,324)   (1,047,299)
   Maturities of investments .......................    2,832,041       568,965
                                                      -----------   -----------

Net cash provided by (used in) investing activities     2,134,373      (506,331)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents    1,172,139      (555,699)

Cash and cash equivalents at beginning of period ...      759,749       755,639
                                                      -----------   -----------

Cash and cash equivalents at end of period .........  $ 1,931,888   $ 1,311,338
                                                      ===========   ===========
Supplemental disclosure of cash flow information:

The Company made payments of $425,000 and $425,800 during the nine months ended September 30, 1997 and 1996 for federal income taxes, respectively.

   The accompanying notes are an integral part of these financial statements

                      Mountbatten, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (unaudited)
Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations in February 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company") and HMS Dreadnought, Inc. ("Dreadnought"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, and Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, Indiana, Tennessee, Connecticut, Mississippi, Illinois, South Carolina, West Virginia and Alabama, and the District of Columbia. In these jurisdictions, the Surety Company underwrites primarily construction and performance bonds through independent agents and brokers. Dreadnought commenced operations in February 1997, and provides escrow, dispute resolution, claims handling and construction management services to Mountbatten. (Mountbatten together with the Surety Company and Dreadnought are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The consolidated financial statements include the accounts of Mountbatten, Inc. and its subsidiaries. The preparation of interim financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of the surety bond business as well as competitive and other market conditions, call for caution in drawing specific conclusions from interim results. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for the fair presentation of the Company's results of operations and financial position for the periods presented. Operating results for the nine and three month periods ended September 30, 1997 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1997. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Mountbatten's Report on Form 10-KSB for the year ended December 31, 1996.


Revenue recognition:

Premiums are recognized as earned over the estimated period of bond performance or project completion, which is generally less than one year. Ceded reinsurance premiums are recognized on a similar basis. Unearned premiums represent the portion of net premiums applicable to the unexpired portion of the bond. The estimates are based primarily on management's understanding of a bonded project's stage of completion supplemented by historical completion patterns. Fee income represents amounts earned by Dreadnought for various services (including escrow, dispute resolution, claims handling, and construction management) rendered to third parties.


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

Miscellaneous accounts receivable:

Miscellaneous accounts receivable primarily represents amounts invoiced for escrow, dispute resolution, claims handling, and construction management services performed by Dreadnought.


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


Unpaid claims and claim adjustment expenses:

The reserve for claims and claim adjustment expenses is based on management's individual case estimates of the ultimate future payments to be made on reported claims and related expenses, and on estimates for incurred but not reported ("IBNR") claims. Individual case reserve estimates represent management's best estimate of the ultimate unpaid liability remaining on each claim, regardless of any collateral sources that may exist (i.e., subrogation and/or reinsurance receivable), and are revised by management as new information becomes available. Changes in these estimates are charged or credited to income in the period in which they are determined. Claim adjustment expenses include costs associated directly with specific claims paid or in the process of settlement. Job funds held on deposit represents cash temporarily held by Dreadnought for the purpose of completing certain jobs as part of the dispute resolution and claims handling process.


Note 3 - Income Taxes

The Company files a consolidated income tax return with its wholly owned subsidiaries, and is a party to a tax sharing agreement. The Company had a deferred tax asset of $8,582 and $32,223 at September 30, 1997 and December 31, 1996, respectively.


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


Note 5 - Statutory Surplus and Dividend Restrictions

The Surety Company is subject to minimum surplus requirements under the Commonwealth of Pennsylvania insurance laws and regulations. Under applicable Pennsylvania laws and regulations, the Surety Company is required to maintain minimum capital of $1,125,000. The maximum amount of dividends, which can be paid by the Surety Company to shareholders without prior approval of the Insurance Commissioner, is subject to restrictions relating to statutory surplus.


Note 6 - Unpaid Claims and Claim Adjustment Expenses and Reinsurance Receivable

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data, which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Included in loss reserves at September 30, 1997 and December 31, 1996 are case reserves totaling $462,904 and $634,156, respectively, and IBNR reserves of $522,543 and $519,114, respectively.

Reinsurance receivable of $224,048 at September 30, 1997 includes $162,361 related to unpaid losses, offset by $73,045 received from the reinsurer as a prepayment, and $134,732 related to paid losses.

Reinsurance receivable of $294,911 at December 31, 1996 includes $324,994 related to unpaid losses, offset by $30,083 received from the reinsurer as a prepayment.


Note 7 - Shareholders' Equity

In May 1997, the Company granted non-qualified stock options to selected individuals to purchase 10,000 shares of common stock at an exercise price of $8.50 per share. These options vest six months after the date of grant, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted incentive stock options to selected individuals to purchase 7,500 shares of common stock at an exercise price of $8.50 per share. These options vest over a five-year period, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted non-qualified stock options to selected individuals to purchase 25,000 shares of common stock at an exercise price of $8.50 per share. These options vest six months after the date of grant, and are exercisable for a ten-year period after the date of grant.

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

In addition, the Surety Company has applied for a license to underwrite bonds in Florida, Georgia and North Carolina, and anticipates filing license applications in various other states.


Results of Operations

         Nine months ended September 30, 1997 compared to nine months ended September 30, 1996:

During the nine-month period ended September 30, 1997, the Surety Company generated $7,566,481 of gross written premiums, compared to $6,391,122 of gross written premiums during the nine-month period ended September 30, 1996, representing an increase of $1,175,359 or 18%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed in late 1995 and throughout 1996.

For the nine months ended September 30, 1997, gross ceded reinsurance premiums totaled $1,154,645, representing approximately 15.26% of gross written premiums. For the nine months ended September 30, 1996, gross ceded reinsurance premiums totaled $1,092,884, representing approximately 17.1% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums, offset by a lower reinsurance rate afforded the Surety Company under the reinsurance agreement that became effective on November 1, 1996.

The Company's current reinsurance program provides four layers of reinsurance. Under the first layer, the Company retains 100% of all losses up to $150,000 and the reinsurer assumes 95% of the next $850,000, subject to a maximum annual recovery by the Company of $3,230,000. The second layer provides $1,000,000 of coverage (95% to be assumed by the reinsurer) on any loss discovered for any principal in excess of the first $1,000,000 of loss with an aggregate annual maximum of $2,850,000. The third layer provides $2,500,000 of coverage on any loss discovered for any principal in excess of the first $2,000,000 of loss with an aggregate annual maximum of $5,000,000. The fourth layer provides $3,000,000 of coverage on any loss discovered for any principal in excess of the first $4,500,000 with an aggregate annual maximum of $3,000,000.
                                      9

Prior to November 1996, the reinsurance program required that the Company not write any bond exceeding $5 million or bonds on the same work program in favor of the principal exceeding $7.5 million in the aggregate. The work program limit of $7.5 million increased to $10 million effective November 1996.

For the nine months ended September 30, 1997, claims and claim adjustment expenses incurred were $154,907 (or an incurred loss and loss adjustment expense ratio of 2.7%). For the nine months ended September 30, 1996, claims and claim adjustment expenses incurred were $575,853 (or an incurred loss and loss adjustment expense ratio of 11.7%). The decrease in claims and claim adjustment expenses between the periods is the result of favorable development on prior year reserves, coupled with favorable claims experience for the first three quarters of 1997.

A limited number of claims have been filed on the Surety Company's bonds. Accordingly, at September 30, 1997 the Surety Company has established IBNR and case reserves of $522,543 and $462,904, respectively, gross of reinsurance, to provide for future claims and claim adjustment expense payments.

For the nine months ended September 30, 1997, commission expenses were $2,116,807, compared to $1,812,397 for the nine months ended September 30, 1996. The increase in commission expenses in 1997 relates to the higher level of gross written premiums versus the 1996 period.

For the nine-month periods ended September 30, 1997 and 1996, the Company incurred salary and benefits costs of $999,245 and $758,309, respectively. The increase in salary and benefit costs in 1997 reflects an increase in the number of employees, including underwriters and related support personnel, as well as increased compensation levels.

For the nine months ended September 30, 1997, the Company incurred $108,025 for professional services and $646,665 for other operating expenses, compared to $110,006 and $505,197, respectively, for the similar period in 1996. The increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the nine-month periods ended September 30, 1997 and 1996, the Company generated $329,112 and $305,482, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for the 1997 and 1996 periods was 5.22% and 5.47%, respectively. The increase in interest income in 1997 is the result of an increased level of average invested assets, offset by a slightly lower yield during most of 1997.

The provision for income taxes for the nine months ended September 30, 1997 was $706,720 (an effective tax rate of 34%), as compared to $461,948 (an effective tax rate of 31%) for 1996.

Net income for the nine months ended September 30, 1997 was $1,370,271, as compared to $1,009,133 for the nine months ended September 30, 1996, an increase of $361,138, or 36%.

         Three months ended September 30, 1997 compared to three months ended September 30, 1996:

During the three-month period ended September 30, 1997, the Surety Company generated $3,182,726 of gross written premiums, compared to $2,463,862 of gross written premiums during the three-month period ended September 30, 1996, representing an increase of $718,864 or 29%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed in late 1995 and throughout 1996.

For the three months ended September 30, 1997, gross ceded reinsurance premiums totaled $458,505, representing approximately 14.41% of gross written premiums. For the three months ended September 30, 1996, gross ceded reinsurance premiums totaled $421,323, representing approximately 17.1% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the increase in gross written premiums, offset by a lower reinsurance rate afforded the Surety Company under the reinsurance agreement that became effective on November 1, 1996.

For the three months ended September 30, 1997, claims and claim adjustment expenses incurred were $216,956 (or an incurred loss and loss adjustment expense ratio of 8.8%). For the three months ended September 30, 1996, claims and claim adjustment expenses incurred were $161,462 (or an incurred loss and loss adjustment expense ratio of 8.5%).

For the three months ended September 30, 1997, commission expenses were $933,920, compared to $684,866 for the three months ended September 30, 1996. The increase in commission expenses in 1997 relates to the higher level of gross written premiums versus the 1996 period.

For the three-month periods ended September 30, 1997 and 1996, the Company incurred salary and benefits costs of $359,888 and $278,269, respectively. The increase in salary and benefit costs in 1997 reflects an increase in the number of employees, including underwriters and related support personnel, as well as increased compensation levels.

For the three months ended September 30, 1997, the Company incurred $41,116 for professional services and $249,751 for other operating expenses, compared to $30,946 and $175,513, respectively, for the similar period in 1996. The increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the three-month periods ended September 30, 1997 and 1996, the Company generated $105,777 and $107,707, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for the 1997 and 1996 periods was 5.5%. The slight decrease in interest income in 1997 is the result of a decreased level of average invested assets.

The provision for income taxes for the three months ended September 30, 1997 was $292,831 (an effective tax rate of 34%), as compared to $216,388 (an effective tax rate of 32%) for 1996.

Net income for the three months ended September 30, 1997 was $570,134, as compared to $459,823 for the three months ended September 30, 1996, an increase of $110,311, or 24%.


Seasonality

Because most of the Surety Company's premiums are generated on construction related bonds, and are associated with jobs primarily in mid-atlantic and mid-western states, the Surety Company's business has been seasonal. Accordingly, operating results have varied from quarter to quarter, with premium levels lowest from November to March. Seasonality is expected to have less of an effect on premium activity as the Surety Company becomes licensed in states having more temperate climates.


Liquidity and Capital Resources

Initial operations of the Surety Company were financed by contributions from the Company, principally from the sale of common stock by the Company. Continuing operations have been financed by internally generated cash flow from operations. Costs incurred by the Company are shared with the Surety Company and Dreadnought under a services agreement which provides for the Surety Company and Dreadnought to reimburse the Company for costs paid by the Company which are deemed to benefit the Surety Company and Dreadnought. The Surety Company may elect to pay dividends in the future, subject to the dividend restrictions of the Commonwealth of Pennsylvania insurance laws and regulations. The Company expects to maintain a high level of liquidity through, among other things, the continued investment in U.S. government securities and other high-grade investment instruments.

During 1997, approximately $230,000 of the Company's cash and investment portfolio was converted to U.S. Treasury Notes in conjunction with the licensure requirements of various states. Management anticipates that additional "deposits" will be required in those states in which the Surety Company intends to seek a license to write surety bonds.

The Company had approximately $8,278,000 of investments and cash equivalents at September 30, 1997, and approximately $9,248,000 of investments and cash equivalents at December 31, 1996. The decrease in investments and cash equivalents at September 30, 1997 results primarily from the payment of federal and state tax obligations, reinsurance premiums, claims and other operating expenses in 1997, and an increase in premiums receivable.

The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure, management believes that the Company has adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $9,238,000 at September 30, 1997, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

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


November 12, 1997               MOUNTBATTEN, INC.




                                By  /s/ Kenneth L. Brier
                                    --------------------------------------
                                    Kenneth L. Brier
                                    President and Chief Executive Officer
                                    (principal executive officer)




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