Form 10KSB
period 1997-12-31
MOUNTBATTEN INC
filed 1998-03-31
CIK 922597

                             Washington, D. C. 20549
                                   FORM 10-KSB
(Mark One)

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________ to  __________.

                             Commission file number 0-24638
                                                    -------
                                MOUNTBATTEN, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)


        Pennsylvania                                     23-2633708
----------------------------                     -------------------------------
(State or other jurisdiction                     IRS Employer Identification No.
of incorporation or organization)

          33 Rock Hill Road
       Bala Cynwyd, Pennsylvania                             19004
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (610) 664-2259

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes__X__ No____

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B, is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year: $8,965,600

The aggregate market value of the voting stock held by non-affiliates, as of March 24, 1998 was approximately $23 million.

As of March 24, 1998 the aggregate number of shares outstanding was 2,528,530.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

      Transitional Small Business Disclosure Format (check one) Yes____ No __X__

Item 1. Description of Business

A. Description of the Business

         Mountbatten, Inc. ("Mountbatten") commenced operations in February 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company") and HMS Dreadnought, Inc. ("Dreadnought"). The Surety Company engages in the underwriting of surety bonds, primarily contract bonds. Contract bonds constitute a specialty market within the property and casualty insurance industry, and are generally posted by contractors (and/or subcontractors) to guarantee completion of their work on government and private construction projects.

         Suretyship is an extension of credit in the form of an agreement by the "surety" for the benefit of the "obligee" to guarantee payment or performance by the "principal." When a surety bond is issued, the obligee holds the surety responsible for the obligation of the principal. The surety and the principal are jointly responsible to the obligee for the debt or obligation, which is the subject of the surety bond. Surety bonds are often required by law, and a type of surety bond known as a "contract bond" is often required by a party, whether private or governmental, entering into a construction, rehabilitation, remediation or similar contract. In some instances, bonds are furnished in lieu of cash deposits, but often a bond is required and a cash alternative is not permitted.

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

State                                       Date of Admission
-----                                       -----------------
Pennsylvania                                September 11, 1992
Delaware                                    July 13, 1994
Maryland                                    October 7, 1994
New Jersey                                  March 31, 1995
Virginia                                    August 17, 1995
District of Columbia                        September 1, 1995
New York                                    October 19, 1995
Ohio                                        November 28, 1995
Kentucky                                    April 26, 1996
Tennessee                                   September 23, 1996
Indiana                                     September 30, 1996
Connecticut                                 December 1, 1996
Mississippi                                 December 1, 1996
Illinois                                    December 5, 1996
South Carolina                              February 3, 1997
West Virginia                               May 8, 1997
Alabama                                     August 6, 1997
Michigan                                    March 3, 1998

         In addition, the Surety Company has applied for a license to underwrite bonds in Florida, Georgia, Iowa and North Carolina, and anticipates filing license applications in various other states.

         Dreadnought commenced operations in February 1997. It provides escrow, dispute resolution, claims handling and construction management services to Mountbatten. (Mountbatten together with the Surety Company and Dreadnought are referred to below as the "Company".)

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

         The following table sets forth information concerning the nature of the bonds written by the Surety Company for the years ended December 31, 1997 and 1996:

--------------------------------------------------------------------------------------------------------
                                                   Years ended December 31,
--------------------------------------------------------------------------------------------------------
                                         1997                                     1996
                                         ----                                     ----
                                                       % of                                     % of
                                           Gross       Gross                       Gross       Gross
                                 % of     Written     Written             % of    Written     Written
     Type of Bond       Number  Total    Premiums    Premiums    Number  Total    Premiums    Premiums
     ------------       ------  -----  -----------   --------    ------  -----  - ---------   --------
Contract bonds         1,525    82.0%  $10,087,891    97.0%       1,112    80.1% $ 7,541,676    96.3%

Non-contract bonds       335    18.0%      308,757     3.0%         277    19.9%     287,495     3.7%
                      ------   -----   -----------   -----       ------   -----  -----------   -----
   Total               1,860   100.0%  $10,396,648   100.0%       1,389   100.0% $ 7,829,171   100.0%

--------------------------------------------------------------------------------------------------------

         Prior to November 1997, the reinsurance program required that the Company not write any bond exceeding $5 million, or bonds on the same work program in favor of the principal exceeding $7.5 million in the aggregate. Effective November 1, 1997, the Company secured a new reinsurance treaty that increased the maximum single bond limit to $6 million, and the work program aggregate to $12 million. While future increases in the Surety Company's maximum bond size are anticipated, management believes that the current maximum bond size of $6 million will allow the Surety Company to continue to penetrate selected markets for contract bonds.

         The following table sets forth information concerning the dollar amount of bonds written by the Surety Company for the years ended December 31, 1997 and 1996:

-----------------------------------------------------------------------------------------------------------
                                                   Years ended December 31,
-----------------------------------------------------------------------------------------------------------
                                           1997                                        1996
                                           ----                                        ----
                                                         % of                                       % of
                                           Gross         Gross                        Gross        Gross
                                % of      Written       Written             % of      Written     Written
    Bond Amount        Number   Total    Premiums      Premiums    Number   Total    Premiums     Premiums
    -----------        ------   -----    --------      --------    ------   -----    --------     --------

$150,000 or less       1,122   60.3%    $1,201,098       11.5%       896     64.5%    $912,120        11.7%
$150,001 - $250,000      192   10.3%       805,775        7.8%       132      9.5%     565,590         7.2%
$250,001 - $500,000      216   11.6%     1,555,517       15.0%       168     12.1%   1,331,933        17.0%
$500,001 - $750,000      128    6.9%     1,349,774       13.0%        59      4.2%     726,215         9.2%
$750,001 -                48    2.6%       742,798        7.1%        36      2.6%     663,188         8.5%
$1,000,000
$1,000,001 -              59    3.2%     1,152,813       11.1%        36      2.6%     886,583        11.3%
$1,500,000
$1,500,001 -              27    1.4%       680,905        6.5%        23      1.7%     804,420        10.3%
$2,000,000
$2,000,001 -              35    1.9%     1,415,228       13.6%        22      1.6%     945,908        12.1%
$3,000,000
 OVER $3,000,000          33    1.8%     1,492,740       14.4%        17      1.2%     993,214        12.7%
                        ----  -----      ---------      ------      ----    -----    ---------       ------
   Total               1,860  100.0%   $10,396,648      100.0%     1,389    100.0%  $7,829,171       100.0%
                       =====  ======   ===========      ======     =====    ======  ==========       ======
-----------------------------------------------------------------------------------------------------------

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

D. Claims and Reserves

         The Surety Company attempts to actively manage disputes and claims in an effort to minimize losses. Depending on the relevant factors, the Surety Company can pursue its rights at law and, under the general indemnity agreements associated with a bond, may enforce its rights with respect to collateral securing the bond; may pay the claim or may complete the project using any remaining project funds due the bonded contractor as well as, or in addition to, seeking the remedies referred to previously.

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

         Case and IBNR reserves are reviewed and certified at least annually by the Surety Company's independent actuary. Such certification has been obtained as of December 31, 1997. The Surety Company believes that aggregate reserves make reasonable and sufficient provision for payments on reported and unreported claims.

E. Sales and Marketing

         Substantially all the Surety Company's business is produced by its network of independent brokers and agents. The Surety Company documents its agent relationships with a broad agency agreement, which relies on pre-negotiated commission and incentive commission schedules. The Surety Company has established similar agency arrangements in all of the states in which it is licensed to write bonds.

F. Regulation

         Surety companies are generally regulated as property and casualty insurance companies even though surety bonds differ in important respects from traditional forms of property and casualty insurance. Thus, surety companies, like other types of insurance companies, are subject to supervision and regulation in the states in which they transact business. Such supervision and regulation, designed primarily for the protection of policyholders (or bond obligees) and not shareholders, relate to most aspects of an insurance company's business and include such matters as authorized lines of business, underwriting standards, financial condition standards, licensing, investment policies, premium levels and the filing of quarterly, annual and other reports based on statutory accounting principles and a variety of other financial and nonfinancial matters.

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

         In May 1994, the Surety Company received a certificate of authority, or "T-Listing," from the United States Department of the Treasury, allowing it to write bonds required by the United States government. The T-Listing entitles the Surety Company to write federally required bonds anywhere in the United States or its territories, currently in amounts up to $798,000 (representing approximately 10% of the Surety Company's statutory policyholders' surplus at December 31, 1996). The Surety Company is authorized to write larger bonds so long as a T-Listed reinsurer with greater bonding authority (such as the Surety Company's current reinsurer) provides a "Miller Act" endorsement undertaking to be liable directly to the bond obligee in the event the Surety Company defaults on its bond. The Surety Company intends to write bonds regularly on this basis. The Company expects its T-Listing amount to increase in the 1998 Treasury Circular.

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

G. Competition

         The surety industry is highly competitive. Many surety companies are larger than the Surety Company, have considerably greater financial and other resources, have greater experience in the surety industry and, unlike the Surety Company, offer a broad line of insurance products. In addition, the Surety Company is at a competitive disadvantage against companies that have an A.M. Best "letter" rating and/or licenses to write surety bonds on a broader geographic basis. A.M. Best has assigned a "number" rating of 5 (Secure) to the Surety Company, and will assign a "letter" rating to the Surety Company in 1998, once five full years of operations have been completed. While many of the largest surety companies have targeted the market for bonds of $6 million or more, many other surety companies actively target the Surety Company's primary market niche for bonds up to $6 million. The Surety Company attempts to meet this competition by providing its brokers, agents and customers with high quality, timely and innovative services.

H. Employees

         The Company employs 23 full time employees at its Bala Cynwyd, Pennsylvania offices. Management believes that employee relations are generally good.

Item 2. Description of Property

         The Company leases 4,424 square feet of office space at 33 Rock Hill Road, Bala Cynwyd, Pennsylvania 19004 at an annual cost of approximately $79,762. The lease term expires September 30, 1999, provided that the Company may terminate the lease at any time by giving 60 days advance written notice and paying a specified amount of the landlord's cost to improve the space. The Company has not purchased or developed real estate for investment purposes or made real estate loans. Accordingly, it has no properties arising from such activities.

Item 3. Legal Proceedings

         The Company is not involved in any pending or threatened legal or administrative proceedings other than those undertaken in the ordinary course of its surety business.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1997.

                        Executive Officers of the Company

         The names of the executive officers of the Company, together with certain information regarding them, are as follows:

Name                    Age    Position
----                    ---    --------
Kenneth L. Brier        48     President and Chief Executive Officer since 1992
Ted A. Drauschak        37     Executive Vice President since 1992
Joel D. Cooperman       45     Vice President - Finance, Treasurer, and Chief
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

                                      1997                                1996
                                      ----                                ----
                             High              Low              High              Low
                             ----              ---              ----              ---
    First Quarter              9 5/8            8               6 1/4             5
    Second Quarter            11                8               8 1/2             5 1/4
    Third Quarter             11 3/4            9 1/2           8 1/2             7
    Fourth Quarter            15 1/2           11               8 3/4             7 3/4

         On March 20, 1998 the closing price was $13.75. There were approximately 44 holders of record of the common stock of the Company. The Company believes that there are approximately 438 beneficial owners of its common stock.

         The Registrant has paid no dividends in the past, though it may elect to do so in the future. Dividends are subject to the dividend restrictions imposed on the Surety Company by the Department. Pennsylvania insurance laws currently prohibit dividends that would leave the Surety Company with total capital and surplus in an amount less than the Department requires to conduct a surety business. These laws also afford the Department 30 days to disapprove the payment of dividends in excess of "unassigned surplus" (i.e., undistributed accumulated surplus including net income and realized gains) or "extraordinary dividends" (i.e., dividends over a twelve-month period that exceed the greater of 10% of policyholders' surplus as shown on the latest annual statement filed with the Department, or net income shown on such statement).

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

State                                       Date of Admission
-----                                       -----------------
Pennsylvania                                September 11, 1992
Delaware                                    July 13, 1994
Maryland                                    October 7, 1994
New Jersey                                  March 31, 1995
Virginia                                    August 17, 1995
District of Columbia                        September 1, 1995
New York                                    October 19, 1995
Ohio                                        November 28, 1995
Kentucky                                    April 26, 1996
Tennessee                                   September 23, 1996
Indiana                                     September 30, 1996
Connecticut                                 December 1, 1996
Mississippi                                 December 1, 1996
Illinois                                    December 5, 1996
South Carolina                              February 3, 1997
West Virginia                               May 8, 1997
Alabama                                     August 6, 1997
Michigan                                    March 3, 1998

         In addition, the Surety Company has applied for a license to underwrite bonds in Florida, Georgia, Iowa, and North Carolina, and anticipates filing license applications in various other states.

Results of Operations

         Year ended December 31, 1997 compared to year ended December 31, 1996:
During the year ended December 31, 1997, the Surety Company generated $10,396,648 of gross written premiums, compared to $7,829,171 of gross written premiums during the year ended December 31, 1996, representing an increase of $2,567,477, or 33%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed in late 1995 and during 1996.

         For the year ended December 31, 1997, ceded reinsurance premiums totaled $1,560,662, representing approximately 15% of gross written premiums. For the year ended December 31, 1996, ceded reinsurance premiums totaled $1,287,308, representing approximately 16% of gross written premiums. The increase in ceded reinsurance premiums from the 1996 period to the 1997 period was primarily the result of the increase in gross written premiums as well as an increase in reinsurance coverage limits and reinstatements, offset by a slightly lower reinsurance rate.

         Effective November 1, 1996 through October 31, 1997, the Company's work program aggregate under its reinsurance treaty increased to $10 million from $7.5 million. The maximum single bond limit remained at $5 million. However, the Company's aggregate reinsurance coverage limits and reinstatements increased, and ceded reinsurance premiums were calculated at approximately 15.26% of gross written premiums, net of the Company's 5% participation in the first and second layers.

         Effective November 1, 1997, for the twelve-month period ending October 31, 1998, the Company's maximum single bond limit increased to $6 million from $5 million, and the work program aggregate increased to $12 million from $10 million. In addition, the Company's aggregate reinsurance coverage limits and reinstatements increased, and ceded reinsurance premiums will represent approximately 14.11% of gross written premiums, net of the Company's 5% participation in the first and second layers.

         The Company's current reinsurance program provides four layers of reinsurance. Under the first layer, the Company retains 100% of all losses up to $150,000 and the reinsurer assumes 95% of the next $850,000, subject to a maximum annual recovery by the Company of $4,250,000. The second layer provides $2,000,000 of coverage (95% to be assumed by the reinsurer) on any loss discovered for any principal in excess of the first $1,000,000 of loss with an aggregate annual maximum of $6,000,000. The third layer provides $3,000,000 of coverage on any loss discovered for any principal in excess of the first $3,000,000 of loss with an aggregate annual maximum of $6,000,000. The fourth layer provides $4,000,000 of coverage on any loss discovered for any principal in excess of the first $6,000,000 with an aggregate annual maximum of $4,000,000.

         For the year ended December 31, 1997, claims and claim adjustment expenses incurred were $921,499, or an incurred loss and loss adjustment expense ratio of 11.2%, compared to $519,708, or an incurred loss and loss adjustment expense ratio of 8.4%, for the year ended December 31, 1996. The increase in claim and claim adjustment expenses in 1997 reflects primarily the increase in the Company's business volume and claims paid by the Company.

         Of the $921,499 of claims and claim adjustment expenses incurred in 1997, $839,190 relates to known claims, most of which are associated with four bonded principals. $82,309 relates to the increase in IBNR reserves, which is primarily driven by net earned premiums in force at December 31, 1997.

         A limited number of claims have been filed on the Surety Company's bonds. Accordingly, the Surety Company has established IBNR and case reserves of $608,819 and $2,749,759, respectively, gross of reinsurance, to provide for future claims and claim adjustment expense payments.

         For the year ended December 31, 1997, commission expenses were $3,040,013, representing approximately 29% of gross written premiums, compared to $2,233,048, or approximately 29% of gross written premiums, for the year ended December 31, 1996. The increase in commission expenses in 1997 relates primarily to the increase in gross written premiums.

         For the years ended December 31, 1997 and 1996, the Company incurred salary and benefits costs of $1,529,372 and $1,299,702, respectively. The increase in salary and benefit costs in 1997 reflects an increase in the number of employees, including additional underwriters and related support personnel, a controller, increased compensation and merit bonuses for these personnel, as well as additional compensation awarded to senior management by the Company's compensation committee.

         For the year ended December 31, 1997, the Company incurred approximately $158,072 for professional services and $938,187 for other operating expenses, compared to $144,128 and $705,188, respectively, for the year ended December 31, 1996. This increase reflected legal, accounting, auditing, and various other expenses incurred to comply with regulatory reporting obligations, licensure and tax requirements in states in which the Company is licensed to transact business, licensing of additional agents, and required infrastructure changes to support the Company's current and expected future levels of gross written premiums.

         For the years ended December 31, 1997 and 1996, the Company generated $439,265 and $421,810, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for 1997 and 1996 was 5.22% and 5.6%, respectively. The slight increase in interest income in 1997 was due to the investment of additional funds generated from the Company's operations during most of the year, offset by lower yields. $4,620,819 of the Company's investment portfolio is invested in a U.S. government security maturing in November 2000. The balance of the portfolio is invested in U.S. government securities maturing in less than one year.

         For the year ended December 31, 1997, the Company generated $273,048 of fee income for various services performed by Dreadnought (including escrow, dispute resolution, claims handling, and construction management). These services were rendered to third parties in connection with bonds written by the Surety Company.

         The provision for income taxes for 1997 was $815,235 (an effective tax rate of 34.3%), as compared to $593,831 (an effective tax rate of 34.3%) for 1996.

         Net income for the year ended December 31, 1997 was $1,563,222, as compared to $1,135,370 for the year ended December 31, 1996, an increase of $427,852, or 38%.

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

Liquidity and Capital Resources

         Initial operations of the Surety Company were financed by contributions from the Company, principally from the sale of common stock by the Company. Continuing operations have been financed by internally generated cash flow from operations. Costs incurred by the Company are shared with the Surety Company and Dreadnought under a services agreement which provides for these subsidiaries to reimburse the Company for costs paid by the Company which are deemed to benefit the subsidiaries. The Surety Company may elect to pay dividends in the future, subject to the dividend restrictions of the Commonwealth of Pennsylvania insurance laws and regulations. The Company expects to maintain a high level of liquidity through, among other things, the continued investment in U.S. government securities and other high-grade investment instruments.

         During 1997, approximately $279,000 of the Company's cash and investment portfolio was converted to U.S. Treasury instruments in conjunction with the licensure requirements of various states. Management anticipates that additional "deposit" requirements will be required to be satisfied in those states in which the Surety Company intends to seek a license to write surety bonds.

         The Company had approximately $8,289,000 of investments and cash equivalents at December 31, 1997, and approximately $9,248,000 of investments and cash equivalents at December 31, 1996. The decrease in investments and cash equivalents is primarily attributed to the increase in reinsurance and subrogation receivable, offset by the respective loss reserves. These amounts have increased, over the balances that existed at December 31, 1996, as a result of timing differences between the Company's payments of claims and its anticipated recovery of the funds through subrogation efforts and reinsurance payments.

         The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure as discussed above, management believes that the Company and the Surety Company have adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

         The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $9,048,000 at December 31, 1997, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

The Year 2000 Issue

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 Issue affects virtually all companies and organizations. Management believes the Year 2000 Issue will not have a material adverse effect on the Company's financial position or operations.

Cautionary Statement for Forward Looking Statements

         Except for historical information provided in the Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) adverse loss development for projects bonded by the Company in prior years; 2) heightened competition, particularly price competition, reducing margins; and 3) significant changes in interest rates.

Item 7. Financial Statements

                                                                                                 Page
                                                                                                 ----
Report of Independent Accountants                                                                  12

Consolidated Balance Sheets as of December 31, 1997 and 1996                                       13

Consolidated Statements of Operations for the years ended
   December 31, 1997 and 1996                                                                      14

Consolidated Statements of Changes in Shareholders' Equity for the years ended
   December 31, 1997 and 1996                                                                      15

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997 and 1996                                                                      16

Notes to Consolidated Financial Statements                                                         17


                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Mountbatten, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mountbatten, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Boston, Massachusetts
February 20, 1998

                       Mountbatten, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                           As of                        As of
                                                                     December 31, 1997            December 31, 1996
                                                                     -----------------            -----------------
ASSETS

Fixed maturity securities
   Available for sale, at fair value (amortized
   cost of  $7,715,677 and $8,596,475, respectively)                     $  7,687,211                   $  8,487,946


Cash and cash equivalents                                                     601,587                        759,749
Premiums receivable                                                           928,301                        562,820
Miscellaneous accounts recoverable                                             30,005                          2,200
Reinsurance receivable                                                      2,200,283                        294,911
Subrogation receivable                                                      2,539,976                        606,476
Accrued investment income                                                      59,466                         60,196
Property and equipment, net                                                   112,736                         56,838
Deferred policy acquisition costs                                             653,725                        393,447
Prepaid reinsurance premiums                                                  394,887                           --
Deferred tax asset                                                               --                           32,223
Other assets                                                                   83,830                          2,015
                                                                         ------------                   ------------
           TOTAL ASSETS                                                  $ 15,292,007                   $ 11,258,821
                                                                         ============                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses                              $  3,358,578                   $  1,153,270
Unearned premiums                                                           1,536,800                        954,101
Reinsurance premium payable                                                      --                          353,834
Accrued expenses and other liabilities                                        200,307                        254,927
Deferred tax liability                                                         86,491                           --
Federal income taxes payable                                                  105,864                        161,505
                                                                         ------------                   ------------

          TOTAL LIABILITIES                                                 5,288,040                      2,877,637
                                                                         ------------                   ------------

Commitments and contingencies (Notes 4 and 10)

Shareholders' Equity

 Common stock, par value $.001 per share;
   Authorized 20,000,000 shares; issued and
   and outstanding,  2,528,530 shares                                           2,529                          2,529
Additional paid in capital                                                  6,762,934                      6,762,934
Net unrealized depreciation, fixed maturities                                 (12,068)                       (71,629)
Retained earnings                                                           3,250,572                      1,687,350
                                                                         ------------                   ------------

          TOTAL SHAREHOLDERS' EQUITY                                       10,003,967                      8,381,184
                                                                         ------------                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                              $ 15,292,007                   $ 11,258,821
                                                                         ============                   ============

   The accompanying notes are an integral part of these financial statements.

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                Year ended
                                                                December 31,
                                                   -------------------------------------
                                                       1997                     1996
                                                   ------------             ------------
Underwriting:
  Gross written premiums                           $ 10,396,648             $  7,829,171
  Premiums ceded                                     (1,560,662)              (1,287,308)
                                                   ------------             ------------

  Net written premiums                                8,835,986                6,541,863

  Change in unearned premium                           (582,699)                (332,698)
                                                   ------------             ------------

  Net earned premiums                                 8,253,287                6,209,165
                                                   ------------             ------------

  Claims and claims adjustment expenses                 921,499                  519,708
  Commission expense                                  3,040,013                2,233,048
  Salaries and benefits                               1,529,372                1,299,702
  Professional fees                                     158,072                  144,128
  Other operating expenses                              938,187                  705,188
                                                   ------------             ------------
                                                      6,587,143                4,901,774
                                                   ------------             ------------

Underwriting income                                   1,666,144                1,307,391

Other income
   Interest income                                      439,265                  421,810
   Fee income                                           273,048                     --
                                                   ------------             ------------

Income before income taxes                            2,378,457                1,729,201

Provision for income taxes                              815,235                  593,831
                                                   ------------             ------------

Net income                                         $  1,563,222             $  1,135,370
                                                   ============             ============


Shares outstanding - basic                            2,528,530                2,528,530
                                                   ------------             ------------
Earnings per common share - basic                  $       0.62             $       0.45
                                                   ------------             ------------

Shares outstanding - diluted                          2,769,527                2,662,000
                                                   ------------             ------------
Earnings per share - diluted                       $       0.56             $       0.43
                                                   ------------             ------------


   The accompanying notes are an integral part of these financial statements.

                       Mountbatten, Inc. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity


                                                                                        Net unrealized
                                                                                        (Depreciation),                  Total
                                             Common                        Additional       Fixed         Retained    Shareholders'
                                             Shares         Amount      Paid-in-capital   Maturities       Earnings       Equity
                                             ------         ------      ---------------   ----------       --------       ------

Balance at December 31, 1995                2,528,530     $     2,529     $ 6,762,934    $    13,580     $   551,980    $ 7,331,023

Net income                                                                                                 1,135,370      1,135,370

Change in  unrealized depreciation,
   Fixed maturities, net of deferred tax                                                     (85,209)                       (85,209)
                                           ----------     -----------     -----------    -----------     -----------    -----------
Balance at December 31, 1996                2,528,530     $     2,529     $ 6,762,934    $   (71,629)    $ 1,687,350    $ 8,381,184
                                           ==========     ===========     ===========    ===========     ===========    ===========

Net income                                                                                                 1,563,222      1,563,222

Change in  unrealized appreciation,
   Fixed maturities, net of deferred tax                                                      59,561                         59,561
                                           ----------     -----------     -----------    -----------     -----------    -----------
Balance at December 31, 1997                2,528,530     $     2,529     $ 6,762,934    $   (12,068)    $ 3,250,572    $10,003,967
                                           ==========     ===========     ===========    ===========     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       Mountbatten, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                    Year ended December 31,
                                                               ----------------------------------
                                                                   1997                1996
                                                               -----------            -----------
Operating activities:
   Net income                                                  $ 1,563,222            $ 1,135,370
   Adjustments to reconcile net income to net cash
   Provided by operating activities:
     Depreciation and amortization                                  45,207                 26,391
     Changes in:
        Premiums receivable                                       (365,481)              (177,448)
        Reinsurance receivable                                  (1,905,372)               (89,874)
        Subrogation recoverable                                 (1,933,495)              (212,477)
        Accrued investment income                                      730                (23,523)
        Unearned premiums                                          582,699                332,698
        Unpaid claims and claim adjustment expenses              2,205,308                551,005
        Prepaid reinsurance premiums                              (394,887)                39,166
        Reinsurance premium payable                               (353,834)               353,834
        Accrued expenses and other liabilities                     (54,620)                 8,335
        Deferred acquisition costs                                (260,278)              (122,760)
        Deferred taxes                                             118,714                 81,374
        Federal income taxes payable                               (55,641)               (35,119)
        Other, net                                                (130,065)                99,059
                                                               -----------            -----------

Net cash (used in) provided by operating activities               (937,793)             1,966,031
                                                               -----------            -----------

Investing activities:
   Purchases of equipment                                         (101,104)               (30,710)
   Purchases of investments                                     (3,094,491)            (3,952,428)
   Maturities of investments                                     3,975,226              2,021,217
                                                               -----------            -----------

Net cash provide by (used in) investing activities                 779,631             (1,961,921)
                                                               -----------            -----------

Net (decrease) increase in cash and cash equivalents              (158,162)                 4,110

Cash and cash equivalents at beginning of period                   759,749                755,639
                                                               -----------            -----------

Cash and cash equivalents at end of period                     $   601,587            $   759,749
                                                               ===========            ===========


Supplemental disclosure of cash flow information:

Federal tax payments                                           $   775,000            $   503,680
                                                               ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                       Mountbatten, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1 - Description of Business:

Mountbatten, Inc. ("Mountbatten") commenced operations on February 1, 1992. Mountbatten acts as a holding company for The Mountbatten Surety Company, Inc. (the "Surety Company") and HMS Dreadnought, Inc. ("Dreadnought"). The Surety Company underwrites performance, payment and other bonds, and is licensed to conduct business in the Commonwealths of Pennsylvania, Virginia, and Kentucky, the States of Delaware, Maryland, New Jersey, New York, Ohio, Tennessee, Indiana, Connecticut, Mississippi, Illinois, South Carolina, West Virginia, Alabama, Michigan and the District of Columbia. The Surety Company distributes bonds in these states through independent agents and brokers. Dreadnought commenced operations in February 1997, and provides escrow and disbursement services, inspections, subrogation recovery, dispute resolution, claims handling, construction management and other surety related services. (Mountbatten together with the Surety Company and Dreadnought are referred to below as the "Company").


Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Mountbatten, Inc. and its subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the notes to the consolidated financial statements. Significant estimates used in determining subrogation recoverable, unearned premiums and unpaid claims and claim expenses are discussed throughout these notes. Actual results could differ from those estimates. All intercompany amounts are eliminated in consolidation.

Stock-Based Compensation:

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FASB Statement No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. See Note 9 to the consolidated financial statements for additional information.

Premium and fee income recognition:

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

Fee income represents amounts earned by Dreadnought for various services (including escrow, dispute resolution, claims handling, and construction management) rendered to third parties in connection with bonds written by the Surety Company.

Earnings per Share:

Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), effective for 1997, with restatement of prior periods presented. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding.

                                        For the Year Ended December 31, 1997
                                        ------------------------------------

                                                                      Per Share
                                        Income          Shares          Amount
                                        ------          ------          ------
Basic EPS
Net income                            $1,563,222      2,528,530         $0.62
Effect of dilutive stock options                        240,997
                                                      ----------
Diluted EPS
Net income-assuming dilution          $1,563,222      2,769,527         $0.56
                                      ----------      ---------

                                        For the Year Ended December 31, 1996
                                        ------------------------------------

                                                                      Per Share
                                        Income         Shares          Amount
                                        ------          ------          ------
Basic EPS
Net income                            $1,135,370      2,528,530         $0.45
Effect of dilutive stock options                        133,470
                                                      ----------
Diluted EPS
Net income-assuming dilution          $1,135,370      2,662,000         $0.43
                                      ----------      ---------

Cash equivalents:

Cash equivalents include highly liquid money market instruments with original maturities of three months or less.

Investments:

The Company accounts for its investments in fixed maturity securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that an enterprise classify debt and equity securities into either of these categories as applicable: held-to-maturity, available-for-sale or trading. SFAS No. 115 also requires that unrealized gains and losses for trading securities be included in earnings, while unrealized gains and losses for available-for-sale securities be excluded from earnings and reported as a separate component of shareholders' equity until realized. At December 31, 1997 and 1996, the Company's investments in fixed maturity securities were classified as available-for-sale.

Fixed assets:

Fixed assets, which are comprised of furniture and fixtures, computer equipment and leasehold improvements, are recorded at cost and are depreciated using the straight line method over their useful lives, which range from three to five years.

Deferred policy acquisition costs:

Acquisition costs which vary with and are primarily related to the production of premiums, primarily commissions, premium taxes, and certain underwriting expenses, are deferred and amortized ratably over the terms of the related insurance contracts, to the extent such costs are deemed to be recoverable. Future underwriting and investment income are considered in determining the recoverability of such acquisition costs. The amortization of the deferred policy acquisition cost asset is included as an adjustment to commission expense, salaries and benefits, and other operating expenses.

Reinsurance receivable:

Reinsurance receivable includes an estimate of an amount to be received from its reinsurer relating to unpaid claims and claims adjustment expenses and includes amounts receivable for paid losses.

Subrogation receivable:

The Surety Company requires bond applicants to enter into an indemnity agreement which obligates the insured to reimburse the Surety Company for any claims paid and costs incurred that are related to the bond. Subrogation receivable represents amounts estimated to be recovered by the Surety Company from bonded principals for claim costs incurred by the Surety Company after a failure of a bonded principal to fulfill a bonded obligation. The Company records subrogation receivable when a claim is incurred and it is considered highly probable that the costs will be recovered from available job funds, from assets belonging to the bonded principal or from assets belonging to other indemnitors on the bond. Changes in estimates of subrogation receivable are credited or charged to income in the period in which they are determined and are included in claims and claim adjustment expenses.

Unpaid claims and claim adjustment expenses:

The reserve for unpaid claims and claim adjustment expenses represents the estimated indemnity cost and claims adjustment expense to cover the ultimate net cost of investigating, defending and settling claims, such estimates are based upon (a) accumulation of case reserves on an individual basis, for claims reported prior to the close of the accounting period, (b) estimates for incurred but unreported claims, as well as additional developments on reported claims, are determined on the basis of industry experience, and (c) expenses directly associated with specific claims paid or in the process of settlement.

Management believes that its reserves for unpaid and claim adjustment expense at December 31, 1997 is reasonable and adequate to cover the ultimate cost of losses on reported and unreported claims, but such reserve is necessarily based on estimates and such estimates may be more or less than the amounts ultimately paid when claims are settled. These estimates are periodically reviewed and adjusted as necessary; such adjustments are reflected in current operations.


Income taxes:

Mountbatten, Inc. files a consolidated federal income tax return with its wholly owned subsidiaries, the Surety Company and Dreadnought. Current taxes are allocated among the Companies based upon a written tax sharing agreement. Deferred federal income taxes are provided based on an asset and liability approach in accordance with SFAS 109, "Accounting for Income Taxes," which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.


Note 3 - Investments:

The amortized cost and estimated fair values of fixed maturity investments at December 31, 1997 and 1996 are as follows:

                                                     December 31, 1997               December 31, 1996
                                              ----------------------------     --------------------------
                                                   Cost        Fair Value        Cost          Fair Value
                                                   ----        ----------        ----          ----------
             U.S. Treasury Securities          $7,715,677     $7,687,211      $8,596,475      $8,487,946


U.S. Treasury instruments with a fair market value of approximately $2,126,725 and $1,819,000 were held on deposit with various insurance departments as of December 31, 1997 and 1996, respectively.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 1997 and 1996 are shown below by the expected maturity period:

                                                       December 31, 1997
                                                  -------------------------
                                                     Cost       Fair Value
                                                  ----------    ----------
             Less than one year                   $3,094,858     $3,095,117
             Due after one year through
                five years                         4,620,819      4,592,094
                                                  ----------     ----------

             Total                                $7,715,677     $7,687,211
                                                  ==========     ==========

Note 4 - Fixed Assets

Fixed assets consists of:

                                                                              December 31,
                                                                         ----------------------
                                                                            1997         1996
                                                                         ---------     --------
             Furniture and fixtures                                        $51,288      $41,733
             Office equipment                                               31,905        9,380
             Computer equipment                                             77,472       48,832
             Leasehold Improvements                                         55,285       14,900
                                                                            ------       ------
                                                                           215,950      114,845
             Less: accumulated depreciation / amortization                (103,214)     (58,007)
                                                                         ---------     --------
                                                                          $112,736      $56,838
                                                                          ========      =======

Depreciation and Amortization expense was $45,207 and $26,391 for the years ended December 31, 1997 and 1996, respectively.

The Company occupies its office space under operating leases that expire September 30, 1999, if not terminated by either party by delivering written notice 60 days prior to the expiration of the current term. Rent expense for 1997 and 1996 was $59,988 and $58,374, respectively.

As of December 31, 1997, the future minimum rental commitments payable under its operating lease are as follows:

             1998                                           $  79,762
             1999                                              59,821
                                                               ------
                                                             $139,583
                                                             ========

Note 5 - Income Taxes

The tax effect of temporary differences, which give rise to deferred income tax assets and liabilities as of December 31 were as follows:

                                                                                         1997             1996
                                                                                      ---------        ---------
Deferred tax liabilities:
   Deferred acquisition costs                                                         ($222,267)       ($133,772)
   Subrogation receivable discounting                                                   (81,318)         (30,958)
   Other                                                                                 (1,208)            --
                                                                                      ---------        ---------
Gross deferred tax liabilities                                                         (304,793)        (164,730)
                                                                                      ---------        ---------

Deferred tax assets:
   Loss reserve discounting                                                              81,341           30,828
   Net unrealized loss, fixed maturities                                                  9,679           36,900
   Unearned premium reserve                                                             104,502           64,879
Organizational and startup costs                                                         22,780           62,606
Other                                                                                        -             1,740
                                                                                      ---------        ---------
Gross deferred tax asset                                                                218,302          196,953
                                                                                      ---------        ---------

Deferred tax (liability) asset, net                                                   ($ 86,491)       $  32,223
                                                                                      =========        =========

The components of income tax expense in the Consolidated Statements of Operations are as follows:

                                                                                         1997             1996
                                                                                      ---------        ---------
Current federal tax expense                                                           $ 723,743        $ 468,561
Deferred federal tax expense                                                             91,492          125,270
                                                                                      ---------        ---------
Total federal income tax expense                                                      $ 815,235        $ 593,831
                                                                                      =========        =========

The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax to pretax income from operations as a result of the following differences:

                                                                                         1997             1996
                                                                                      ---------        ---------
Tax expense at statutory rate (34%)                                                   $ 808,675        $ 587,928
Other, net                                                                                6,560            5,903
                                                                                      ---------        ---------
Total federal income tax expense                                                      $ 815,235        $ 593,831
                                                                                      =========        =========

The tax effect of temporary differences which resulted in the deferred tax (benefit) were as follows:

                                                                                         1997             1996
                                                                                      ---------        ---------
Deferred acquisition costs                                                            $  88,495        $  41,738
Accrued salaries and benefits                                                              --             65,960
Organizational and startup costs                                                         39,826           45,508
Loss reserve discounting                                                                (50,513)         (13,362)
Subrogation receivable discounting                                                       50,360            9,041
Unearned premium reserve                                                                (39,624)         (22,623)
Other                                                                                     2,948             (992)
                                                                                      ---------        ---------
Deferred tax expense                                                                  $  91,492        $ 125,270
                                                                                      =========        =========

Note 6 - Unpaid Claims and Claim Expense Reserves and Reinsurance Receivable:

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data which previously were not considered sufficient in determining reserves, adjustments to reserves may be required. Included in loss reserves at December 31, 1997 and 1996 are case reserves totaling $2,749,759 and $634,156, respectively, and IBNR reserves of $608,819 and $519,114, respectively.

Activity in the reserve for unpaid claims and claim adjustment expenses for the years ended December 31, 1997 and 1996 was as follows:

                                                 1997            1996
                                            -----------       -----------
         Gross Reserves - January 1,        $ 1,153,270       $   602,265
         Less subrogation receivable            606,476           393,999
         Less reinsurance receivable            324,994            75,838
                                            -----------       -----------
         Net reserve- January 1,                221,800           132,428
                                            -----------       -----------
         Incurred losses related to:
              Current year                    1,036,713           768,722
              Prior year                       (115,214)         (249,014)
                                            -----------       -----------
                                                921,499           519,708
                                            -----------       -----------
         Paid related to:
              Current Year                    1,057,379           409,802
              Prior Year                        495,780            20,531
                                            -----------       -----------
                                              1,553,159           430,333
                                            -----------       -----------
         Net reserve- December 31,             (409,860)          221,800
         Plus subrogation receivable          2,539,976           606,476
         Plus reinsurance receivable          1,228,462           324,994
                                            -----------       -----------
         Gross Reserves - December 31,      $ 3,358,578       $ 1,153,270
                                            ===========       ===========


As part of an ongoing process, the reserves have been re-estimated for all prior accident years and were decreased by $115,214 and $249,014 in 1997 and 1996, respectively. Decrease in prior accident year incurred losses is the result of better than anticipated development of incurred losses than originally contemplated in prior years' recorded estimate of ultimate losses.


Note 7 - Subrogation receivable:

Subrogation receivable, net of reinsurance, is composed of the following:

                                                        December 31,
                                                   ------------------------
                                                       1997         1996
                                                    ---------    ----------
Subrogation recoverables on paid
     loss and loss adjustment expenses             $1,513,109    $  374,828
Subrogation recoverables on unpaid
     loss and loss adjustment expenses              1,026,867       231,648
                                                    ---------    ----------
                                                   $2,539,976    $  606,476
                                                   ==========    ==========

Note 8 - Reinsurance:

In the normal course of business, the Company enters into contracts to cede reinsurance, primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. However, such a transfer of risk does not relieve the Company from contingent liability for these losses.

The following are the reinsurance programs currently limiting the Company's exposure to losses:

Effective November 1, 1995 to October 31, 1996:
The Company's reinsurance program for losses discovered during this period provides four layers of reinsurance. Under the first layer, the Company retains 100% of all losses up to $150,000 and the reinsurer assumes the next $350,000, subject to a maximum annual recovery by the Company of the greater of 250 percent of ceded premiums or $2,250,000. The second layer provides $1,500,000 of coverage (95% to be assumed by the reinsurer) on any loss discovered for any principal in excess of the first $500,000 of loss with an aggregate annual maximum of $4,500,000. The third layer provides $2,500,000 of coverage on any loss discovered for any principal in excess of the first $2,000,000 with an aggregate annual maximum of $5,000,000. The fourth layer provides $3,000,000 of coverage on any loss discovered for any principal in excess of the first $4,500,000 with an aggregate annual maximum of $3,000,000.


Effective November 1, 1996 to October 31, 1997:
The Company's reinsurance program for losses discovered during this period provides four layers of reinsurance. Under the first layer, the Company retains 100% of all losses up to $150,000 and the reinsurer assumes 95% of the next $850,000, subject to a maximum annual recovery by the Company of $3,400,000. The second layer provides $1,000,000 of coverage (95% to be assumed by the reinsurer) on any loss discovered for any principal in excess of the first $1,000,000 of loss with an aggregate annual maximum of $3,000,000. The third layer provides $2,500,000 of coverage on any loss discovered for any principal in excess of the first $2,000,000 of loss with an aggregate annual maximum of $5,000,000. The fourth layer provides $3,000,000 of coverage on any loss discovered for any principal in excess of the first $4,500,000 with an aggregate annual maximum of $3,000,000.


Effective November 1, 1997 to October 31, 1998
The Company's reinsurance program for losses discovered during this period provides four layers of reinsurance. Under the first layer, the Company retains 100% of all losses up to $150,000 and the reinsurer assumes 95% of the next $850,000, subject to a maximum annual recovery by the Company of $4,250,000. The second layer provides $2,000,000 of coverage (95% to be assumed by the reinsurer) on any loss discovered for any principal in excess of the first $1,000,000 of loss with an aggregate annual maximum of $6,000,000. The third layer provides $3,000,000 of coverage on any loss discovered for any principal in excess of the first $3,000,000 of loss with an aggregate annual maximum of $6,000,000. The fourth layer provides $4,000,000 of coverage on any loss discovered for any principal in excess of the first $6,000,000 with an aggregate annual maximum of $4,000,000.

Prior to November 1997, the reinsurance program required that the Company not write any bond exceeding $5 million or bonds on the same work program in favor of the principal exceeding $10 million in the aggregate. Under this program, the maximum bond duration could not exceed 24 months.

Effective November 1997, the reinsurance program required that the Company not write any bond exceeding $6 million, or bonds on the same work program in favor of the principal exceeding $12 million in the aggregate.

The effect of reinsurance on premiums written and earned for 1997 and 1996 is as follows:

                         1997                                1996
            -------------------------------     -------------------------------
               Written          Earned             Written          Earned
            --------------- ---------------     --------------- ---------------


Direct        $10,396,648     $ 9,711,030        $ 7,829,171      $ 7,431,006
Ceded          (1,560,662)     (1,457,743)        (1,287,308)      (1,221,841)
              ------------    ------------       ------------     ------------
              $ 8,835,986     $ 8,253,287        $ 6,541,863      $ 6,209,165
              ------------    ------------       ------------     ------------

Reinsurance receivable of $2,200,283 at December 31, 1997 includes $992,170 related to paid losses, and $1,228,462 of receivables related to unpaid losses, offset by $20,349 received from the reinsurer as a prepayment. Reinsurance receivable of $294,911 at December 31, 1996 includes $324,994 related to unpaid losses, offset by $30,083 received from the reinsurer as an overpayment.

Note 9 - Shareholders' Equity

Statutory surplus and dividend restrictions:

The Surety Company is subject to the minimum capital and surplus requirements of the Commonwealth of Pennsylvania insurance laws and regulations. Under applicable Pennsylvania laws and regulations, the Company is required to maintain a minimum of $1,125,000 of paid in capital. Generally, the maximum amount of dividends which can be paid by the Company to shareholders without prior approval of the domiciling state Insurance Commissioner is the greater of 10% of the Company's total capital and surplus or 100% of the Company's net income. Subject to these restrictions, dividends may be paid as determined by the Board of Directors. At December 31, 1997, the maximum dividend that may be paid to shareholders in 1998 without regulatory approval is approximately $1,524,000. Statutory surplus at December 31, 1997 and 1996 was $9,048,407 and $7,975,119, respectively, and statutory net income for the years ended December 31, 1997 and 1996 was $1,524,219 and $1,260,999, respectively.

Stock options and warrants:

In November 1993 the Company granted incentive stock options to selected individuals to purchase 186,000 shares of common stock (35,000 shares and 151,000 shares at an exercise price of $4.95 and $4.50, respectively). These options become exercisable over a five-year period commencing one year after the date of grant. In December 1995, 500 of these incentive stock options were cancelled. In September and December 1997, 12,500 and 62,500 of these incentive stock options were cancelled, respectively.

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

In February 1995, the Company granted incentive stock options to an individual to purchase 15,000 shares of common stock at an exercise price of $5.50 per share. These options vest over a two-year period and are exercisable for a five-year period after the date of grant

In February 1995, the Company granted non-qualified stock options to outside directors to purchase 8,000 shares of common stock at an exercise price of $5.00 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant. In June 1995, 4,000 of these non-qualified stock options were canceled.

In April 1995, the Company granted non-qualified and incentive stock options to a selected individual to purchase 10,000 and 30,000 shares, respectively, of common stock at an exercise price of $5.25 per share. The non-qualified stock option became exercisable in October 1995, and is exercisable for a ten-year period after the date of the grant. The incentive stock option vests over a five-year period, and is exercisable for a ten-year period after the date of the grant.

On November 3, 1995, the Company adopted the Equity Incentive Plan for Key Employees and the non-qualified Equity Incentive Plan for Outside Directors, whereby key employees and outside directors may be granted options to purchase shares of the Company's common stock at a price not less than the fair market value of such shares, as determined by the Company's Board of Directors, at the date on which the options are granted. The options are exercisable during the period selected by the Board of Directors, but no earlier than six months after the date of grant and no later than ten years from the date of grant. A total of 250,000 and 50,000 shares of common stock were reserved for issuance under the Key Employee and Outside Director Plans, respectively.

In January 1996, the Company granted incentive stock options to selected individuals to purchase 63,750 and 20,000 shares of common stock at an exercise price of $5.25 and $5.78 per share, respectively. These options all vest over a five-year period, and are exercisable for a ten-year and five-year period, respectively, after the date of the grant. In September and December 1995, 250 and 500, respectively, of these incentive stock options were cancelled. In September and December 1997, 20,000 and 5,000, respectively, of these incentive stock options were cancelled

In January 1996, the Company granted non-qualified stock options to selected individuals to purchase 35,000 shares of common stock at an exercise price of $5.25 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant.

In May 1996, the Company granted non-qualified stock options to outside directors to purchase 8,000 shares of common stock at an exercise price of $5.50 per share. These options became exercisable in November 1996, and are exercisable for a ten-year period after the date of grant.

In December 1996, the Company granted incentive stock options to selected individuals to purchase 28,000 shares of common stock at an exercise price of $8 per share. These options vest over a five-year period, and are exercisable for a ten-year period after the date of grant. In September and October 1997, 20,000 and 1,000, respectively, of these incentive stock options were cancelled.

In December 1996, the Company granted non-qualified stock options to selected individuals to purchase 64,000 shares of common stock at an exercise price of $8 per share. These options became exercisable in June 1997, and are exercisable for a ten-year period after the date of grant.

On March 21, 1997, the Board of Directors approved an amendment to the Equity Incentive Plan for Key Employees which increased the number of reserved shares available for award from 250,000 to 500,000.

In May 1997, the Company granted non-qualified stock options to selected outside directors to purchase 12,000 shares of common stock at an exercise price of $8.50 per share. These options became exercisable in November 1997, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted incentive stock options to selected individuals to purchase 7,500 shares of common stock at an exercise price of $8.50 per share. These options vest over a five-year period, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted non-qualified stock options to selected individuals to purchase 22,000 shares of common stock at an exercise price of $8.50 per share. These options became exercisable in December 1997, and are exercisable for a ten-year period after the date of grant.

In June 1997, the Company granted, under a separate agreement approved by the Board of Directors, a non-qualified stock option to an outside director of Dreadnought to purchase 3,000 shares of common stock at an exercise price of $8.50 per share (fair market value per share of common stock on the date of grant), which option became exercisable in December 1997 and is exercisable for a ten-year period after the date of grant.

In December 1997, the Company granted incentive stock options to select individuals to purchase 42,100 shares of common stock at an exercise price of $12.125 per share. These options vest over a five-year period, and are exercisable for a ten-year period after the date of grant.

In December 1997, the Company granted non-qualified stock options to select individuals to purchase 80,000 shares of common stock at an exercise price of $12.125 per share. These options become exercisable in June 1998, and are exercisable for a ten-year period after the date of grant.

In December 1997, the Company granted non-qualified stock options to outside directors to purchase an aggregate of 10,000 shares of common stock at an exercise price of $12.125 per share. These options vest immediately, and are exercisable for a ten-year period after the date of grant. These options were granted under the Company's Supplemental Non-Qualified Stock Option Plan, whereby directors and officers of the Company or any subsidiary of the Company may be granted non-qualified stock options to purchase shares of the Company's common stock at a price not less than the fair market value of such shares, as determined by the Company's Board of Directors, at the date the options are granted. As of December 31, 1997, an aggregate of 25,000 shares were reserved for issuance under this plan.

In December 1997, the Company granted, under a separate agreement approved by the Board of Directors, a non-qualified stock option to a consultant to purchase 2,000 shares of common stock at an exercise price of $12.125 per share (fair market value per share of common stock on the date of grant), which option became exercisable immediately, and is exercisable for a ten-year period after the date of grant.

Information regarding these plans is as follows:

                                               1997                                     1996
                                    --------------------------         -------------------------------------
                                              Weighted Average                    Weighted Average
                                    Shares     Exercise Price          Shares      Exercise Price
                                    ------    ----------------         ------     ----------------
Options outstanding-
beginning of year                   665,300          $  5.48           447,300          $5.00

Options granted                     178,600           $11.22           218,000          $6.47

Options forfeited                  (121,000)         $  5.26                 -              -
                                    -------          -------           -------          -----

Options outstanding-
end of year                         722,900          $  6.94           665,300          $5.48
                                    =======          =======           =======          =====

Weighted average fair value
of options, granted during the
year                                  $4.81                              $3.20
                                      =====                              =====



The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." Accordingly, under SFAS No. 123, no compensation expense has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the accounting provision of SFAS No. 123, where the fair value of the stock option grants are recognized on a straight line basis over the vesting period of the grant, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     1997             1996
                                                     ----             ----

Net earnings - as reported                           $1,563,222       $1,135,370
Net earnings - pro forma                             $1,336,564       $793,370
Earnings per share (fully diluted) - as reported     $0.56            $0.43
Earnings per share (fully diluted) - pro forma       $0.48            $0.30

For 1997 and 1996, no compensation expense has been recognized for stock options under the intrinsic value based method under APB No. 25.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the respective year of grant:

                                            1997                  1996
                                            ----                  ----

Dividend yield                              0%                    0%
Expected volatility                         53%                   50%
Risk-free interest rate                     5.4 - 5.9%           5.0 - 5.4%
Expected life of option                     3 - 5 years           3 - 5 years

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                     Options Outstanding                           Options Exercisable
                   ---------------------------------------------------      --------------------------------

Range of               Number       Weighted Average      Weighted               Number         Weighted
Exercise Prices     Outstanding         Remaining          Average            Exercisable        Average
                    at 12/31/97     Contractual Life    Exercise Price         at 12/31/97    Exercise Price
                   ---------------------------------------------------      --------------------------------

$4.50-$5.50           353,300          6.4 years           $4.89               296,050           $4.83
$5.78-$8.00           191,000          4.7 years           $6.72               169,400           $6.77
$8.50-$12.125         178,600         10.0 years          $11.22                37,000           $8.50
                   --------------- ------------------ ----------------      --------------- ----------------

                      722,900          6.8 years           $6.94               502,450           $5.76
                   =============== ================== ================      =============== ================




Note 10 - Commitments and Contingencies

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. Management is of the opinion, based in part on the advice of legal counsel, that the ultimate aggregate liability resulting from such proceedings, if any, is adequately provided for in the established reserves.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The names of the directors of the Company, together with certain information regarding them, are as follows:

                                                                 Director
         Name                                Age                   Since
         ----                                ---                   -----

         Kenneth L. Brier                    48                    1992
         Ted A. Drauschak                    37                    1992
         J. Michael Adams (1)                50                    1994
         Thomas P. Garry (1)                 49                    1994

-------------
(1) Member of the Company's Audit, Compensation and Nominating Committees.

         Mr. Brier has served as Chairman of the Board and President of the Company since its inception in 1991. From 1984 to 1991, Mr. Brier was active in commercial real estate development and construction management. Additionally, from October 1990 until joining the Company, he was employed by Xsirius, Inc., a publicly held research and development company. Prior to 1990, Mr. Brier was active in commercial real estate development and construction management. Mr. Brier is a director of Kleinerts, Inc., and The Civil Affairs Association, Washington, D.C. He is the Vice President of the Class of 1997 - United States Army War College, and serves on the Dean's Executive Advisory Committee - Drexel University - College of Design Arts. Mr. Brier is a Colonel in the United States Army (Reserve), where he is an Anti - Terrorism and Force Protection Officer at the Pentagon in the Office of the Secretary of Defense. He is a veteran of Desert Storm, where he was awarded the Bronze Star for his efforts on behalf of our country.

         Mr. Drauschak has served as Executive Vice President, Secretary and Director of the Company since its inception in 1991 and, since March 1997, has served as the President of HMS Dreadnought, Inc. He also served as Executive Vice President and Director of the Surety Company since its inception until March 1997. From November 1990 until joining the Company, Mr. Drauschak was employed by Xsirius, Inc. Prior to November 1990, Mr. Drauschak, a civil engineer, was Director of Real Estate Development for Tedco Equities, a real estate development concern, where he managed the development and construction of commercial real estate throughout the United States. He was also an Associate of RTKL Associates, Inc., a leading international architectural and engineering firm, during which time he directed engineering projects throughout Western Europe in connection with military installations for the U.S. Department of Defense and NATO. Additionally, Mr. Drauschak was employed as a construction manager for Bechtel Group, a division of the Bechtel Power Corporation, where he was a construction manager in the nuclear power industry.

         Mr. Adams has been a Director of the Company since 1994 and of the Surety Company since 1992. He has been the Dean of the College of Design Arts, Drexel University, Philadelphia, Pennsylvania for more than five years. Mr. Adams is also a director of R.R. Donnelly International.

         Mr. Garry has been a Director of the Company since 1994 and of the Surety Company since 1992. In 1996, after more than 30 years of service, Mr. Garry retired from Rohm and Haas, a Fortune 500 chemical and engineering company, where he most recently served as Operations Manager, Industrial Chemicals.

16(a) REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934 (the Exchange Act) requires that the officers and directors of a corporation, such as the Company, which has a class of equity securities registered under Section 12 of the Exchange Act, as well as persons who own more than 10% of a class of equity securities of such a corporation, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with the corporation and the Securities and Exchange Commission (the "SEC"). Based upon written representations received by the Company from its officers and directors, and the Company's review of the monthly statements of changes filed by its officers and directors during 1997, the Company believes that all such filings required during 1997 were made on a timely basis.

Item 10. Executive Compensation.

Summary Compensation Table

       The following table sets forth the compensation paid by the Company during each of the three fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995 to the chief executive officer of the Company and the three other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in the fiscal year ended December 31, 1997.


                                                                                      Long-Term
                Name and                             Annual Compensation            Compensation
                Principal                           ------------------------          Options           All Other
                Position                Year         Salary         Bonus             Granted          Compensation
                --------                ----         ------         -----             -------          ------------

 Kenneth L. Brier, Chairman of the      1997         $182,101       $65,209             40,000            $129,133(1)
 Board, President, and Chief            1996         $166,000       $39,712             60,000            $124,038
 Executive Officer                      1995         $147,000      $106,000             15,000             $24,619



 Ted A. Drauschak, Executive Vice       1997         $144,555       $47,650             30,000             $21,808(2)
 President                              1996         $125,700       $43,850             55,000             $12,193
                                        1995         $106,992       $50,900             15,000             $11,315


 Stephen C. Fletcher, Vice              1997         $113,333       $     0                 --              $5,600(3)
 President of the Company and           1996         $155,000       $41,250             45,000              $8,400
 President of the Surety Company's      1995         $136,992       $37,900                 --             $12,800
 Bond Division  (3)


 Joel D. Cooperman                      1997         $126,500       $52,000             30,000             $14,644(4)
 Vice President of Finance,             1996         $110,000       $42,995             39,000              $8,400
 Treasurer and Chief Financial          1995          $62,500       $31,000             40,000              $5,250
 Officer  (4)


(1) Represents an automobile allowance of $8,400, disability and life insurance premium payments of $38,839, and premiums for a retirement plan annuity of $81,894. Mr. Brier's total compensation for 1997 was $376,443.

(2) Represents an automobile allowance of $8,400, loan forgiveness in the amount of $8,650, and disability and life insurance premiums of $4,758. Mr. Drauschak's total compensation for 1997 was $214,013.

(3) Mr. Fletcher's employment ceased in September 1997. Represents an automobile allowance of $5,600. Mr. Fletcher's total compensation for 1997 was $118,933.

(4) Mr. Cooperman began full-time employment at the Company on May 15, 1995. Represents an automobile allowance of $8,400 and disability insurance premium payments of $6,244. Mr. Cooperman's total compensation for 1997 was $193,144.



         The following table sets forth information with respect to options granted to the persons named in the Summary Compensation Table above during the fiscal year ended December 31, 1997.

                        Option Grants in Last Fiscal Year


                                                        Percent of Total
                             Number of Securities      Options Granted to
                                  Underlying          Employees in Fiscal       Exercise Price     Expiration
Name                          Options Granted (#)            Year                  ($/sh)             Date
----                          -------------------     --------------------      --------------     ----------

Kenneth L. Brier                  30,000(1)                  26.3%                $12.125          12/23/07
                                  10,000(2)                                          8.50            6/2/07


Ted A. Drauschak                  25,000(1)                  19.8%                $12.125          12/23/07
                                   5,000(2)                                          8.50            6/2/07


Joel D. Cooperman                 25,000(1)                  19.8%                $12.125          12/23/07
                                   5,000(2)                                          8.50            6/2/07

---------------

(1) This option will become exercisable June 23, 1998.

(2) This option became exercisable commencing on December 1, 1997.

         The following table sets forth information with respect to options held on December 31, 1997 by the persons named in the Summary Compensation Table. None of these persons exercised any options during the fiscal year ended December 31, 1997.

                          Fiscal Year-End Option Values

                                                                          Value of Unexercised
                                    Number of Unexercised                     In-the-Money
                                         Options at                            Options at
                                      December 31, 1997                    December 31, 1997
                                      -----------------                    -----------------

Name                        Exercisable    Unexercisable        Exercisable(1)    Unexercisable(1)
----                        -----------    -------------       --------------    ----------------

Kenneth L. Brier             173,000         42,000               $    81,390        $1,174,760

Ted A. Drauschak             138,000         37,000               $   954,750        $   87,125

Stephen C. Fletcher                0              0               $         0        $        0

Joel D. Cooperman              63,000        46,000               $   358,750        $  150,125


(1) Represents the difference between the aggregate exercise price and the aggregate market value as of December 31, 1997.

Employment Agreements

         Kenneth L. Brier has an employment agreement with the Company for a term that commenced April 6, 1994 and currently ends April 30, 2000, and is automatically renewed on each April 30th for successive terms of three years unless either the Company or Mr. Brier gives written notice of non-renewal at least 90 days prior to a renewal date. As determined by the Board of Directors, subject to increases under its direction, the agreement currently provides for annual compensation in the amount of $376,443. If the Company terminates Mr. Brier's employment other than for just cause, as defined in the agreement, or Mr. Brier terminates the agreement for good reason, as defined in the agreement, Mr. Brier will be entitled to an amount equal to the then remaining term of the agreement times his then current base salary, paid in semi-monthly installments for the remainder of the term.

         Ted A. Drauschak has an employment agreement with the Company, which can be terminated by either party upon 90 days' written notice. As determined by the Board of Directors, subject to increases under its direction, the agreement currently provides for annual compensation in the amount of $214,013.

         Joel D. Cooperman has an employment agreement with the Company, which can be terminated by either party upon five months' written notice. As determined by the Board of Directors, subject to increases under its direction, the agreement currently provides for annual compensation in the amount of $193,144.

         Each of the employment agreements described herein provides that, if during a period of one year immediately subsequent to a change of control of the Company, as defined in the agreement, the employee's employment is terminated by the Company without just cause or by the employee for "good reason," the employee will be entitled to certain payments under the agreement. For this purpose, termination for "good reason" within one year immediately subsequent to a change of control of the Company includes an adverse change or reduction, as the case may be, in the employee's duties, responsibilities, titles, location or other terms of his salary, bonus or benefits. Under such provision, if the employee is terminated by the Company without just cause or the employee terminates his employment for good reason following a change in control, he will be entitled to receive severance in an amount equal to his average aggregate annual compensation during the five calendar years preceding the taxable year in which such termination occurs multiplied by 2.99, which payment must be made on or before the fifth day following such termination; provided, however, that any portion of such payment that would result in such payment being subject to an excise tax under the Internal Revenue Code of 1986, as amended (the "Code"), will be treated as a loan by the Company to the employee payable in 10 years with interest fixed at the applicable federal rate for the month in which such event occurs, subject to his right to prepay such amount in whole or in part prior to such time without penalty.

Compensation of Directors

         A director of the Company who is not an employee is paid $300 for each meeting attended of the Board of Directors and of each committee on which he serves. If a director serves on the Board of Directors of both the Company and the Surety Company, and the Boards of Directors of both companies meet on the same day, the director receives only one meeting fee. In such event, meeting fees are allocated 50% to the Company and 50% to the Surety Company. In addition, the Company's outside directors, Messrs. Adams and Garry, each received directors' fees of $8,500 for 1997. Under the Company's 1995 Equity Incentive Plan for Outside Directors, each outside director of the Company or any of the Company's subsidiaries is entitled to receive an annual grant of options to purchase 2,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of the shares on the grant date. In 1997, Messrs. Adams and Garry each also received stock options to purchase 5,000 shares of the Company at an exercise price equal to the fair market value of the shares on the grant date under the Company's Supplemental Non-Qualified Stock Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 23, 1998 the amount and percentage of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group.

                                                                         Shares                     Percent of
                    Name of Individual                                Beneficially                  Outstanding
                   or Identity of Group                                 Owned(1)                   Common Stock
                   --------------------                                 --------                   ------------
Executive Officers
Kenneth L. Brier...................................                      475,794 (2)                  17.6%

Ted A. Drauschak...................................                      182,500 (3)                   6.8%

Stephen C. Fletcher................................                           -- (4)                     --

Joel D. Cooperman..................................                       63,000 (5)                   2.4%

Directors
J. Michael Adams...................................                        9,650 (6)                     *%

Thomas P. Garry....................................                        9,000 (7)                     *%

5% Holders
Jack Brier (8).....................................                      293,375 (9)                  11.6%

ESQF Advisors, Inc. and
   Martin J. Whitman ..............................                      293,000(10)                  11.6%

All directors and executive
officers as a group (6 persons)....................                      739,944(11)                  25.4%

--------------------------
* Represents less than 1%.

     (1) Information furnished by each individual named. This table includes shares that are owned jointly, in whole or in part, with the persons spouse or children, or individually by such spouse or children.

     (2) Includes 17,918 shares owned by Kenneth L. Brier's wife and 7,500 shares owned by his children as to which Kenneth L. Brier disclaims beneficial ownership. Also includes 173,000 shares subject to currently exercisable options. Kenneth L. Brier's address is 33 Rock Hill Road, Bala Cynwyd, PA 19004.

     (3) Includes 138,000 shares subject to currently exercisable options and 2,000 shares owned by Mr. Drauschak's children as to which he disclaims beneficial ownership. Mr. Drauschak's address is 33 Rock Hill Road, Bala Cynwyd, PA 19004.

     (4) Mr. Fletcher's emploment and service as an officer of the Company terminated on September 2, 1997.

     (5)  Includes 63,000 shares subject to currently exercisable options.

     (6) Includes 400 shares owned by Mr. Adams' wife, for which he disclaims beneficial ownership, and 8,000 shares subject to currently exercisable options.

     (7)  Includes 8,000 shares subject to currently exercisable options.

     (8) Jack Brier is Kenneth L. Brier's father. Jack Brier's address is Kleinerts, Inc., Suite 100, 120 West Germantown Pike, Plymouth Meeting, PA 19462.

     (9) Includes 416 shares owned by Jack Brier's wife, as to which he disclaims beneficial ownership.

     (10) Based upon the Schedule 13G of ESQF Advisors, Inc. ("ESQF") and Martin
          J. Whitman filed July 7, 1996, ESQF is a registered investment adviser, of which Mr. Whitman is chief executive officer and controlling person. The address of ESQF and Mr. Whitman is 767 Third Avenue, New York, NY 10017.

     (11) Includes 390,000 shares subject to currently exercisable options.


Item 12. Certain Relationships and Related Transactions.

         Gary L. Bragg, Esquire, Secretary and a Director of the Surety Company, is also a shareholder in the law firm of O'Neill, Bragg and Staffin, P.C., which has served as general counsel to the Company and the Surety Company since 1992, principally in connection with corporate and regulatory matters. Such firm is paid its customary fees for such services.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Financial Statements and exhibits filed:

               (1) Financial Statements included in Item 7 of this Form 10-KSB
                   Report.

                                                                         Page
                                                                         ----

         Report of Independent Accountants                                 12

         Consolidated Balance Sheets as of December 31, 1997 and 1996      13

         Consolidated Statements of Operations for the two years ended
            December 31, 1997 and 1996                                     14

         Consolidated Statements of  Changes in Shareholders' Equity for
            the years ended December 31, 1997 and 1996                     15

         Consolidated Statements of Cash Flows for the
            years ended December 31, 1997 and 1996                         16

         Notes to the Consolidated Financial Statements                    17


                  (2) Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

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

(10.3)***         Amended and Restated Employment Agreement between the Company and Ted A. Drauschak dated March 8, 1996

(10.5)****        Amended and Restated Employment Agreement between the Company and Joel D. Cooperman dated June 14, 1996

(10.6)** 1993 Non-Qualified Stock Option Plan and Form of 1993 Non-Qualified Stock Option Agreement

Item 13. (continued)   Exhibits and Reports on Form 8-k

(10.7)** 1993 Incentive Stock Option Plan and Form of 1993 Incentive Stock Option Agreement

(10.8)*****       1995 Equity Incentive Plan for Key Employees, as amended

(10.9)******      1995 Equity Incentive Plan for Outside Directors

(10.10)           Supplemental Non-Qualified Stock Option Plan

                  Other Material Contracts

(10.11)***        Amended and Restated Services Agreement dated December 31,
                  1995 between the Company and The Surety Company

(10.12)***        Summary of First, Second, Third, and Fourth Surety Excess of
                  Loss Reinsurance Agreement dated November 1, 1995

(10.13)****       Summary of First, Second, Third, and Fourth Surety Excess of
                  Loss Reinsurance Agreement dated November 1, 1996

(10.14) Summary of First, Second, Third, and Fourth Surety Excess of Loss Reinsurance Agreement dated November 1, 1997

(21)****          Subsidiaries of the Company

(23)              Consent of Independent Public Accountants

(27)              Financial Data Schedule

         (b) Reports on Form 8-K:

         During the quarter ended December 31, 1996, the Registrant did not file any reports on Form 8-K.
--------------------------------------------------------------------------------


*        Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-QSB quarterly report for the period ended March 31, 1996.

**       Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's SB-2 Registration Statement No. 33-78336 declared effective September 1, 1994.

***      Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-KSB Annual Report for the year ended December 31, 1995.

****     Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-KSB Annual Report for the year ended December 31, 1996

*****    Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1997


******   Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form S-8 Registration Statement No. 333-23055 filed on March 10, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 27,1998                   MOUNTBATTEN, INC.



                                By /s/ Kenneth L. Brier
                                   ---------------------------------------
                                   Kenneth L. Brier
                                   President and Chief Executive Officer
                                   (principal executive officer)



                                By /s/ Joel D. Cooperman
                                   ---------------------------------------
                                   Joel D. Cooperman
                                   Vice President, Finance, Treasurer, and
                                   Chief Financial Officer
                                   (principal financial and
                                    accounting officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                          TITLE                                    DATE
         ---------                          -----                                    ----



         /s/ Kenneth L. Brier               President, Chief                    March 27, 1998
------------------------------------        Executive Officer,
         Kenneth L. Brier                   and Director (principal
                                            executive officer)


         /s/ Ted Drauschak                  Executive Vice President,          March 27, 1998
------------------------------------        Secretary, and Director
         Ted Drauschak


         /s/ Joel D. Cooperman              Vice President, Finance,            March 27, 1998
------------------------------------        Treasurer, and Chief Financial
         Joel D. Cooperman                  Officer (principal financial and
                                            accounting officer)


         /s/ J. Michael Adams               Director                            March 27, 1998
------------------------------------
         J. Michael Adams


         /s/ Thomas P. Garry                Director                            March 27, 1998
------------------------------------
         Thomas P. Garry


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

(10.3)***         Amended and Restated Employment Agreement between the Company and Ted A. Drauschak dated March 8, 1996

(10.5)****        Amended and Restated Employment Agreement between the Company and Joel D. Cooperman dated June 14, 1996

(10.6)** 1993 Non-Qualified Stock Option Plan and Form of 1993 Non-Qualified Stock Option Agreement

(10.7)** 1993 Incentive Stock Option Plan and Form of 1993 Incentive Stock Option Agreement

(10.8)*****       1995 Equity Incentive Plan for Key Employees, as amended

(10.9)******      1995 Equity Incentive Plan for Outside Directors

(10.10)           Supplemental Non-Qualified Stock Option Plan

                  Other Material Contracts

(10.11)***        Amended and Restated Services Agreement dated December 31,
                  1995 between the Company and The Surety Company

(10.12)***        Summary of First, Second, Third, and Fourth Surety Excess of
                  Loss Reinsurance Agreement dated November 1, 1995

(10.13)****       Summary of First, Second, Third, and Fourth Surety Excess of
                  Loss Reinsurance Agreement dated November 1, 1996

(10.14) Summary of First, Second, Third, and Fourth Surety Excess of Loss Reinsurance Agreement dated November 1, 1997

(21)****          Subsidiaries of the Company

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

***      Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-KSB Annual Report for the year ended December 31, 1995.

****     Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-KSB Annual Report for the year ended December 31, 1996.

*****    Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1997.

******   Such exhibit is hereby incorporated by reference to the like-described exhibit in the Registrant's Form S-8 Registration Statement No. 333-23055 filed on March 10, 1997.