Form 10QSB
period 1998-03-31
MOUNTBATTEN INC
filed 1998-05-15
CIK 922597

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            -----------------------

                                  FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

For the quarterly period ended March 31, 1998


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934

For the transition period from               to              .
                              ---------------  --------------


                        Commission file number 0-24638
                                              ---------

                               MOUNTBATTEN, INC.
                              ------------------
       (Exact name of small business issuer as specified in its charter)


Pennsylvania                                             23-2633708
---------------------------------             ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

33 Rock Hill Road
Bala Cynwyd, Pennsylvania                                    19004
----------------------------------------                  -----------
(Address of principal executive offices)                  (Zip Code)


                                (610) 664-2259
                          ---------------------------
                          (Issuer's telephone number)

                                      n/a
              --------------------------------------------------
             (Former name, former address, and former fiscal year
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -------   -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

               Class                            Outstanding at May 11, 1998
     -------------------------                  ---------------------------
            Common Stock                                2,528,530
     Par value $.001 per share

    Transitional Small Business Disclosure Format (check one ) YES     NO  X
                                                                  -----  -----

Part 1. Financial Information
Item 1. Financial Statements

                      Mountbatten, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                As of                   As of
                                                           March 31, 1998         December 31, 1997
                                                           --------------        -----------------
                                                            (unaudited)
                 ASSETS

Fixed maturity securities
Available for sale, at fair value (amortized
cost of $6,888,790 and $7,715,677, respectively)            $  6,875,790             $  7,687,211

Cash and cash equivalents                                        160,091                  601,587
Premiums receivable                                            1,324,461                  928,301
Miscellaneous accounts receivable                                130,005                   30,005
Reinsurance receivable                                         3,725,943                2,200,283
Subrogation receivable                                         3,470,879                2,539,976
Accrued investment income                                        134,647                   59,466
Property and equipment, net                                      150,481                  112,736
Deferred policy acquisition costs                                581,348                  653,725
Prepaid reinsurance premiums                                     244,226                  394,887
Other assets                                                     212,562                   83,830
                                                            ------------             ------------
           TOTAL ASSETS                                     $ 17,010,433             $ 15,292,007
                                                            ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Unpaid claims and claim adjustment expenses                 $  4,900,073             $  3,358,578
Unearned premiums                                              1,366,763                1,536,800
Accrued expenses and other liabilities                            24,786                  200,307
Deferred tax liability                                            91,750                   86,491
Federal income taxes payable                                     179,252                  105,864
                                                            ------------             ------------
          TOTAL LIABILITIES                                    6,562,624                5,288,040
                                                            ------------             ------------


Shareholders' Equity

 Common stock, par value $.001 per share;
   Authorized 20,000,000 shares; issued and
   and outstanding, 2,528,530 shares                               2,529                    2,529
Additional paid in capital                                     6,762,934                6,762,934
Accumulated other comprehensive income                            (1,860)                 (12,068)
Retained earnings                                              3,684,206                3,250,572
                                                            ------------             ------------

          TOTAL SHAREHOLDERS' EQUITY                          10,447,809               10,003,967
                                                            ------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                 $ 17,010,433             $ 15,292,007
                                                            ============             ============

  The accompanying notes are an integral part of these financial statements.

                      Mountbatten, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (unaudited)

                                                            Three months ended
                                                                  March 31,
                                                       1998                    1997
                                                   -----------             -----------
Underwriting:
  Gross written premiums                           $ 2,623,800             $ 1,758,600
  Premiums ceded                                      (451,638)               (279,266)
                                                   -----------             -----------

  Net written premiums                               2,172,162               1,479,334

  Change in unearned premium                           170,037                (103,538)
                                                   -----------             -----------

  Net earned premiums                                2,342,199               1,375,796
                                                   -----------             -----------

  Claims and claims adjustment expenses                273,998                 (14,755)
  Commission expense                                   838,733                 481,828
  Salaries and benefits                                444,190                 334,907
  Professional fees                                     28,033                  29,279
  Other operating expenses                             284,204                 188,759
                                                   -----------             -----------
                                                     1,869,158               1,020,018
                                                   -----------             -----------

Underwriting income                                    473,041                 355,778

Other income
   Interest income                                     107,981                 118,605
   Fee income                                           76,000                  18,000
                                                   -----------             -----------
Income before income taxes                             657,022                 492,383

Provision for income taxes                             223,388                 167,411
                                                   -----------             -----------

Net income                                         $   433,634             $   324,972
                                                   ===========             ===========


Shares outstanding - basic                           2,528,530               2,528,530
                                                   -----------             -----------
Earnings per common share - basic                  $      0.17             $      0.13
                                                   -----------             -----------

Shares outstanding - diluted                         2,800,157               2,731,854
                                                   -----------             -----------
Earnings per share - diluted                       $      0.15             $      0.12
                                                   -----------             -----------

  The accompanying notes are an integral part of these financial statements.

                               Mountbatten, Inc.
                Consolidated Statements of Comprehensive Income
                                  (unaudited)


                                                                          Three months ended
                                                                               March 31,
                                                                       1998                 1997
                                                                     ---------            ---------
Net income                                                           $ 433,634            $ 324,972
Other comprehensive income (loss):
   Unrealized appreciation (depreciation) on investments
      during the period, net of tax of $4,420 and $29,538               10,208              (57,338)
                                                                     ---------            ---------
      Total other comprehensive income (loss)                           10,208              (57,338)
                                                                     =========            =========
Comprehensive income                                                 $ 443,842            $ 267,634
                                                                     =========            =========




































   The accompanying notes are an integral part of these financial statements

                      Mountbatten, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                       Three months ended
                                                                            March 31,
                                                                   1998                    1997
                                                               -----------             -----------
Operating activities:
   Net income                                                  $   433,634             $   324,972
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                  16,746                   8,538
     Change in:
        Premiums receivable                                       (396,160)               (190,966)
        Miscellaneous accounts receivable                         (100,000)
        Reinsurance receivable                                  (1,525,660)                 20,892
        Subrogation recoverable                                   (930,908)                 29,056
        Accrued investment income                                  (75,181)                (92,586)
        Unearned premiums                                         (170,037)                103,538
        Unpaid claims and claim adjustment expenses              1,541,495                (205,318)
        Prepaid reinsurance premiums                               150,661                (838,642)
        Accrued expenses and other liabilities                    (175,519)                (92,279)
        Deferred acquisition costs                                  72,377                 (66,419)
        Deferred tax liability                                       5,259                 (22,816)
        Federal income taxes payable                                73,388                 (11,973)
        Other, net                                                (133,988)               (158,142)
                                                               -----------             -----------

Net cash used in operating activities                           (1,213,893)             (1,192,145)
                                                               -----------             -----------

Investing activities:
   Purchase of equipment                                           (54,491)                (32,442)
   Purchase of investments                                        (251,605)               (238,063)
   Maturities of investments                                     1,078,493               1,139,489
                                                               -----------             -----------

Net cash provided by investing activities                          772,397                 868,984
                                                               -----------             -----------

Net decrease in cash and cash equivalents                         (441,496)               (323,161)

Cash and cash equivalents at beginning of period                   601,587                 759,749
                                                               -----------             -----------

Cash and cash equivalents at end of period                     $   160,091             $   436,588
                                                               ===========             ===========

Supplemental disclosure of cash flow information:

The Company made payments of $150,000 and $175,000 during the three months ended March 31, 1998 and 1997 for federal income taxes, respectively.

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

On May 6, 1998, Mountbatten entered into an Agreement and Plan of Merger with Fidelity and Deposit Company of Maryland, a member of the Zurich Group. Upon consummation of the merger, which is subject to certain conditions including approval by Mountbatten's shareholders and by the Pennsylvania Insurance Department, (a) each share of Mountbatten stock will be coverted into the right to receive $14.60 in cash, and (b) each outstanding and unexercised option and warrant to purchase Mountbatten's common stock will be cancelled and, in consideration of such cancellation, the holder thereof will receive an amount in cash equal to the excess of $14.60 over the exercise price per share of such option or warrant for each share of common stock subject to such option or warrant. The merger is expected to close in the third quarter of 1998.

Note 2 - Summary of Significant Accounting Policies:

Basis of presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Mountbatten, Inc. and its subsidiaries. The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the notes to the consolidated financial statements. Significant estimates used in determining subrogation recoverable, unearned premiums and unpaid claims and claim adjustment expenses are discussed throughout these notes. Actual results could differ from those estimates. All intercompany amounts are eliminated in consolidation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of results that can be expected for the fiscal year ending December 31, 1998. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Mountbatten's Report on Form 10-KSB for the year ended December 31, 1997.

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

Investments:

The Company invests in U.S. Treasury securities with maturities ranging from several months to five years. The Company's investments in debt securities are classified as available-for-sale. Accordingly, any changes in carrying value are reflected as adjustments to Shareholders' Equity and are included in the Statement of Comprehensive Income.

Miscellaneous accounts receivable:

Miscellaneous accounts receivable primarily represents amounts invoiced for escrow, dispute resolution, claims handling, and construction management services performed by Dreadnought.

Reinsurance receivable:

Reinsurance receivable includes an estimate of an amount to be received from its reinsurer relating to unpaid claims and claim adjustment expenses, and includes amounts receivable for paid losses.

Subrogation recoverable:

The Surety Company requires bond applicants to enter into an indemnity agreement which obligates the insured to reimburse the Surety Company for any claims paid and costs incurred that are related to the bond. Subrogation receivable represents amounts estimated to be recovered by the Surety Company from bonded principals for claim costs incurred by the Surety Company after a failure of a bonded principal to fulfill a bonded obligation. The Company records subrogation receivable when a claim is incurred and it is highly probable that the costs will be recovered from available job funds, from assets belonging to the bonded principal or from assets belonging to other indemnitors on the bond. Changes in estimates of subrogation receivable are credited or charged to income in the period in which they are determined and are included in claims and claim adjustment expenses.

Unpaid claims and claim adjustment expenses:

The reserve for unpaid claims and claim adjustment expenses represents the estimated indemnity cost and claims adjustment expense to cover the ultimate net cost of investigating, defending and settling claims. Such estimates are based upon (a) an accumulation of case reserves, on an individual basis, for claims reported prior to the close of the accounting period, (b) estimates for incurred but unreported claims, as well as additional developments on reported claims, as determined on the basis of industry experience, and (c) expenses directly associated with specific claims paid or in the process of settlement.

Management believes that its reserve for unpaid and claim adjustment expense at March 31, 1998 is reasonable and adequate to cover the ultimate cost of losses on reported and unreported claims, but such reserve is necessarily based on estimates and such estimates may be more or less than the amounts ultimately paid when claims are settled. These estimates are periodically reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

Reclassification:

Certain amounts in the 1997 Statement of Operations have been reclassified to conform with current year presentation as follows: $18,000 has been reclassified from claims and claim adjustment expenses to fee income. This amount represents loss adjustment expense activities performed by Dreadnought.

Note 3 - Income Taxes

The Company files a consolidated income tax return with its wholly owned subsidiaries, the Surety Company and Dreadnought. Current taxes are allocated among the Companies based upon a written tax sharing agreement. The Company had a deferred tax liability of $91,750 and $86,491 at March 31, 1998 and December 31, 1997, respectively.

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

Effective November 1997, the reinsurance program required that the Company not write any bond exceeding $6 million, or bonds on the same work program in favor of the principal exceeding $12 million in the aggregate. The maximum bond duration of 24 months remained the same.

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

Note 6 - Unpaid Claims and Claim Expense Reserves and Reinsurance Receivable

The process by which reserves are established for insured events and related litigation requires reliance upon estimates based on the Surety Company's limited claims experience, supplemented with available industry data. The Surety Company's limited claims experience creates uncertainty with respect to the estimation of loss and loss adjustment expense reserves. As information develops which varies from expected experience, provides additional data or, in some cases, augments data, which previously was not considered sufficient in determining reserves, adjustments to reserves may be required. Included in loss reserves at March 31, 1998 and December 31, 1997 are case reserves totaling $4,271,922 and $2,749,759, respectively, and IBNR reserves of $628,151 and $608,819, respectively.

Reinsurance receivable of $3,725,943 at March 31, 1998 includes $1,723,458 related to paid losses, offset by $20,349 received from the reinsurer as a prepayment, and $2,022,834 of receivables related to unpaid losses.

Reinsurance receivable of $2,200,283 at December 31, 1997 includes $1,012,519 related to paid losses, offset by $20,349 received from the reinsurer as a prepayment, and $1,228,462 of receivables related to unpaid losses.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

The Company's principal business activity is to underwrite surety bonds through its wholly owned subsidiary, the Surety Company. The Surety Company wrote its first bond in October 1992. In May 1994, the Surety Company received a Treasury Listing (the "T-Listing") to write federally required bonds anywhere in the United States and its territories. Prior to 1994, the Surety Company was licensed to write bonds only in the Commonwealth of Pennsylvania. The following table sets forth information, chronologically, with respect to those jurisdictions in which the Surety Company is presently licensed to write bonds:

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

Results of Operations

         Three months ended March 31, 1998 compared to three months ended March 31, 1997:

During the three-month period ended March 31, 1998, the Surety Company generated $2,623,800 of gross written premiums, compared to $1,758,600 of gross written premiums during the three-month period ended March 31, 1997, representing an increase of $865,200 or 49%. Management attributes the increase in gross written premiums primarily to the Surety Company's increased penetration of the states in which the Surety Company became licensed prior to 1997.

For the three months ended March 31, 1998, gross ceded reinsurance premiums totaled $451,638, comprised of approximately $370,353 (a reinsurance rate of approximately 14.1% of gross written premiums), plus $81,285 paid to the reinsurer as a reinstatement charge associated with adverse development of a claim from a prior year. For the three months ended March 31, 1997, gross ceded reinsurance premiums totaled $279,266, representing a rate of approximately 15.9% of gross written premiums. The increase in ceded reinsurance premiums was primarily the result of the reinstatement charge, as well as the increase in gross written premiums, offset by a lower reinsurance rate afforded the Surety Company under the reinsurance agreement that became effective on November 1, 1997.

Effective November 1, 1996 through October 31, 1997, the Company's work program aggregate under its reinsurance treaty increased to $10 million from $7.5 million. The maximum single bond limit remained at $5 million. However, the Company's aggregate reinsurance coverage limits and reinstatements increased, and ceded reinsurance premiums were calculated at approximately 15.3% of gross written premiums, net of the Company's 5% participation in the first and second layers.

         Effective November 1, 1997, for the twelve-month period ending October 31, 1998, the Company's maximum single bond limit increased to $6 million from $5 million, and the work program aggregate increased to $12 million from $10 million. In addition, the Company's aggregate reinsurance coverage limits and reinstatements increased, and ceded reinsurance premiums will represent approximately 14.1% of gross written premiums, net of the Company's 5% participation in the first and second layers.

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

For the three months ended March 31, 1998 claims and claim adjustment expenses incurred were $273,998, or an incurred loss and loss adjustment expense ratio of 11.7%. This included approximately $230,515 of retention and participation expenses associated with one bonded principal (or an incurred loss and loss adjustment expense ratio of 9.8%). Net of the claims and claim adjustment expenses associated with the one bonded principal, claims and claim adjustment expenses incurred for the three months ended March 31, 1998 were $43,483, or an incurred loss and loss adjustment expense ratio of 1.9%.

For the three months ended March 31, 1997, claims and claim adjustment expenses incurred resulted in a benefit of $14,755, or an incurred loss and loss adjustment expense benefit ratio of 1.1%.

The increase in claims and claim adjustment expenses between the periods, exclusive of the loss associated with the one bonded principal in 1998, is the result of less favorable development on prior year reserves, offset by favorable claims experience for the first quarter of 1998.

At March 31, 1998 the Surety Company has established IBNR and case reserves of $628,151 and $4,271,922, respectively, gross of reinsurance, to provide for future claims and claim adjustment expense payments. Included in case reserves is $2,850,000 associated with the one bonded principal mentioned above. The Surety Company expects this case reserve to be funded by approximately $1,157,000 of job funds and approximately $1,530,000 of reinsurance proceeds. These amounts have been included in subrogation receivable and reinsurance receivable, respectively, at March 31, 1998.

For the three months ended March 31, 1998 commission expenses were $838,733, compared to $481,828 for the three months ended March 31, 1997. The increase in commission expenses in 1998 relates to the higher level of gross written premiums versus the 1997 period.

For the three-month periods ended March 31, 1998 and 1997, the Company incurred salary and benefits costs of $444,190 and $334,907, respectively. The increase in salary and benefit costs in 1998 reflects an increase in the number of employees, including underwriters and related support personnel, as well as increased compensation levels.

For the three months ended March 31, 1998 the Company incurred $28,033 for professional services and $284,204 for other operating expenses, compared to $29,279 and $188,758, respectively, for the similar period in 1997. The increase in operating expenses reflects the required infrastructure changes to support the Company's current and expected future levels of gross written premiums in a greater number of markets.

For the three-month periods ended March 31, 1998 and 1997, the Company generated $107,981 and $118,605, respectively, of income from its investments, comprised exclusively of U.S. Government securities. The yield on average invested assets for the 1998 and 1997 periods was 5.81% and 5.56%, respectively. The decrease in interest income in 1998 is the result of a decreased level of average invested assets, offset by a slightly higher yield.

The provision for income taxes for the three months ended March 31, 1998 was $223,388 (an effective tax rate of 34%), as compared to $167,411 (an effective tax rate of 31%) for 1997.

Net income for the three months ended March 31, 1998 was $433,634, as compared to $324,973 for the three months ended March 31, 1997, an increase of $108,661, or 33%.

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

The Company had approximately $7,035,881 of investments and cash equivalents at March 31, 1998, and approximately $8,288,798 of investments and cash equivalents at December 31, 1997. The decrease in investments and cash equivalents at March 31, 1998 results primarily from the payment during the first quarter of 1998 of case reserves, most of which are associated with claims submitted for reimbursement from the reinsurer. As of May 12, 1998 approximately $953,000 had been received from the reinsurer. The Company expects additional funds to be received from the reinsurer during the second quarter of 1998.

The Company's anticipated expansion plans will require additional personnel and financial resources. While certain costs are expected to increase due to the changes in infrastructure, management believes that the Company has adequate liquidity to pay all claims and meet all other obligations for the next twelve months, at a minimum.

The Surety Company requires capital to support its bond underwriting. Management believes that the statutory surplus of the Surety Company, which was approximately $9,597,043 at March 31, 1998, will be sufficient to support the Surety Company's current and anticipated premiums and losses.

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

                          PART II: OTHER INFORMATION

Item 5. Other Information

         The Registrant has entered into an Agreement and Plan of Merger (the "Agreement") with Fidelity and Deposit Company of Maryland, dated May 6, 1998, which is subject to approval by the Company's shareholders and by the Insurance Department of the Commonwealth of Pennsylvania. The Registrant intends to a file a Form 8-K Current Report regarding such Agreement.

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


May 12, 1998                       MOUNTBATTEN, INC.




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